Form 10QSB
period 2001-03-31
BLUE MOON INVESTMENTS
filed 2001-05-09
CIK 1094376

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                   FORM 10-QSB

                                   (Mark One)

[X]  Quarterly report pursuant section 13 or 15(d) of the Securities Exchange
                                Act of 1934
                                For the quarterly period ended March 31, 2001

[ ]  Transition report pursuant section 13 or 15(d) of the Securities Exchange
                                Act of 1934
                                For the transition period from........to........
                                Commission file number 000-29021

                              BLUE MOON INVESTMENTS
              (Exact name of small business issuer in its charter)

   Nevada                                                          98-0210152
   --------------------------------------------------------------------------
   (State or other jurisdiction of          (IRS Employer Identification No.)
    Incorporation or organization)

   Suite 104, 1456 St. Paul Street, Kelowna, British Columbia, Canada V1Y 2E6
   --------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (250) 868-8177
                           ---------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of shares outstanding of the issuer's classes of common equity, as of March 31, 2001:

                   500,000 Shares of Common Stock (One Class)

Transitional Small Business Disclosure Format: Yes     No  X
                                                   ---    ---

This document consists of 15 pages, excluding exhibits. The Exhibit Index is on page 14.

                              BLUE MOON INVESTMENTS


                                      INDEX


Part I-Financial Information

Item 1.  Financial Statements..................................................3

Item 2.  Plan of Operation.....................................................8

Part II-Other Information

Item 6.  Exhibits and Reports on Form 8-K ....................................14

Signatures....................................................................15

                              BLUE MOON INVESTMENTS, INC.
                             (A Development Stage Company)

                                CONDENSED BALANCE SHEET
                                      (Unaudited)

                                    March 31, 2001

                                        ASSETS

                                                         TOTAL ASSETS  $      -
                                                                       ========

                              LIABILITIES AND SHAREHOLDERS' (DEFICIT)

LIABILITIES
      Accounts payable and accrued liabilities.......................  $    500
                                                                       --------
                                                    TOTAL LIABILITIES       500
                                                                       --------

SHAREHOLDERS' (DEFICIT) (Note B)
      Common stock...................................................        50
      Additional paid-in capital.....................................    21,154
      Deficit accumulated during the development stage...............   (21,704)
                                                                       --------
                                        TOTAL SHAREHOLDERS' (DEFICIT)      (500)
                                                                       --------

                                                                       $      -
                                                                       ========

                                   BLUE MOON INVESTMENTS, INC.
                                  (A Development Stage Company)

                                CONDENSED STATEMENTS OF OPERATIONS
                                           (Unaudited)

                                                                                    September 19,
                                                                                        1997
                                         Three Months Ended     Six Months Ended     (inception)
                                        ---------------------------- -------------     Through
                                        March 31,  March 31,  March 31,  March 31,    March 31,
                                          2001       2000       2001       2000         2001
                                        ---------  ---------  ---------  ---------  -------------

COSTS AND EXPENSES
  Legal fees .........................  $  3,257   $    885   $ 12,287   $  1,420     $ 14,728
  Accounting fees ....................       250        258        500        258        4,008
  Printing ...........................         -      1,378          -      1,378        2,465
  Licenses and fees ..................         -          -         53          -          453
  Stock-based compensation for
   organizational costs (Note B) .....         -          -          -          -           50
                                        --------   --------   --------   --------     --------
           LOSS FROM OPERATIONS           (3,507)    (2,521)   (12,840)    (3,056)     (21,704)
                                        --------   --------   --------   --------     --------

INCOME TAXES (Note C) ................         -          -          -          -            -
                                        --------   --------   --------   --------     --------

                              NET LOSS  $ (3,507)  $ (2,521)  $(12,840)  $ (3,056)    $(21,704)
                                        ========   ========   ========   ========     ========

BASIC AND DILUTED
 LOSS PER COMMON SHARE ...............  $      *   $      *   $  (0.03)  $      *
                                        ========   ========   ========   ========

BASIC AND DILUTED WEIGHTED AVERAGE
 COMMON SHARES OUTSTANDING ...........   500,000    500,000    500,000    500,000
                                        ========   ========   ========   ========


*   Less than .01 per share


                    See accompanying notes to condensed financial statements.

                           BLUE MOON INVESTMENTS, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                  September 19,
                                                                       1997
                                            Six Months Ended        (inception)
                                                March 31,             Through
                                         ----------------------      March 31,
                                            2001         2000          2001
                                         ----------   ---------   -------------

Net cash used in operating
activities                               $ (13,925)   $ (4,348)     $ (21,155)
                                         ---------    --------      ---------

Cash flows from financing activities:
  Third party expenses paid by
   affiliate on behalf of the
   company, recorded as additional-
   paid-in capital                          13,925       4,348         21,154
                                         ---------    --------      ---------
Net cash provided by financing
activities                                  13,925       4,348         21,154
                                         ---------    --------      ---------


                   Net change in cash            -           -          (1.00)

Cash, beginning of period                        -           -              -
                                         ---------    --------      ---------

                  Cash, end of period    $       -    $      -      $      (1)
                                         =========    ========      =========


Supplemental disclosure of cash
 flow information:
  Cash paid during the period for:
    Interest                             $       -    $      -      $       -
                                         =========    ========      =========
    Income taxes                         $       -    $      -      $       -
                                         =========    ========      =========

  Non-cash financing transactions:
    500,000 shares common stock
     issued for services                 $       -    $      -      $      50
                                         =========    ========      =========



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

The Company does not maintain a checking account and all expenses incurred by the Company are paid by an affiliate. During the six months ended March 31, 2001, the affiliate paid expenses totaling $13,925, which increased the Company's additional paid-in capital from $7,229 at September 30, 2000 to $21,154 at March 31, 2001.

During the six months ended March 31, 2001, the Company incurred legal expense of $12,287, accounting expense of $500, and licenses and fees expense of $53. The affiliate does not expect to be repaid for the expenses it pays on behalf of the Company. Accordingly, as the expenses are paid, they are classified as additional paid-in capital.

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

Reports on Form 8-K

     On March 9, 2001, we filed a Form 8-K reporting a change of address under
Item 5.

                              BLUE MOON INVESTMENTS

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            BLUE MOON INVESTMENTS



Date: May 8, 2001                           By: /s/ Devinder Randhawa
                                               ---------------------------------
                                                Devinder Randhawa, President


                                            By: /s/ Bob Hemmerling
                                               ---------------------------------
                                                Bob Hemmerling, Secretary