Form 10QSB
period 2001-06-30
BLUE MOON INVESTMENTS
filed 2001-08-13
CIK 1094376

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 _______________

                                   FORM 10-QSB

                                   (Mark One)

[X]  Quarterly report pursuant section 13 or 15(d) of the Securities Exchange
                                    Act of 1934
                                    For the quarterly period ended June 30, 2001

[ ]  Transition report pursuant section 13 or 15(d) of the Securities Exchange
                                    Act of 1934
                                    For the transition period from......to......
                                    Commission file number 000-29021

                              BLUE MOON INVESTMENTS
              (Exact name of small business issuer in its charter)

                 Nevada                                   98-0210152
     --------------------------------------------------------------------
     (State or other jurisdiction of                     (IRS Employer
      Incorporation or organization)                  Identification No.)


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

Number of shares outstanding of the issuer's classes of common equity, as of June 30, 2001:

                   500,000 Shares of Common Stock (One Class)

Transitional Small Business Disclosure Format: Yes    No X
                                                  ---   ---

This document consists of 15 pages, excluding exhibits. The Exhibit Index is on page 14.

                              BLUE MOON INVESTMENTS


                                      INDEX


Part I-Financial Information

     Item 1.  Financial Statements............................................ 3

     Item 2.  Plan of Operation............................................... 8

Part II-Other Information

     Item 6.  Exhibits and Reports on Form 8-K ...............................14

     Signatures...............................................................15

Part I. Item 1. Financial Information

                           BLUE MOON INVESTMENTS, INC.
                          (A Development Stage Company)

                             CONDENSED BALANCE SHEET
                                   (Unaudited)

                                  June 30, 2001


                                     ASSETS

DEFERRED OFFERING COSTS..............................................  $  4,650
                                                                       ========


                      LIABILITIES AND SHAREHOLDERS' DEFICIT

LIABILITIES
  Accounts payable and accrued liabilities...........................  $    750
                                                                       --------
                                                    TOTAL LIABILITIES       750
                                                                       --------

SHAREHOLDERS' DEFICIT (Note B):
  Common stock.......................................................        50
  Additional paid-in capital.........................................    32,655
  Deficit accumulated during the development stage...................   (28,805)
                                                                       --------
                                          TOTAL SHAREHOLDERS' DEFICIT     3,900
                                                                       --------

                                                                       $  4,650
                                                                       ========

           See accompanying notes to condensed financial statements.

                                BLUE MOON INVESTMENTS, INC.
                               (A Development Stage Company)

                            CONDENSED STATEMENTS OF OPERATIONS
                                        (Unaudited)

                                                                             September 19,
                                                                                 1997
                                Three Months Ended     Nine Months Ended      (inception)
                                      June 30,              June 30,            Through
                                -------------------   --------------------      June 30,
                                  2001       2000       2001        2000         2001
                                --------   --------   ---------   --------   -------------

COSTS AND EXPENSES
  Legal fees .................  $ 6,828    $   714    $ 19,115    $ 2,134       $ 21,556
  Accounting fees ............      250        250         750        508          4,258
  Printing ...................        -        646           -      2,024          2,465
  Licenses, fees and other ...       23          -          76          -            476
  Stock-based compensation
   for organizational costs
   (Note B) ..................        -          -           -          -             50
                                -------    -------    --------    -------       --------
       LOSS FROM OPERATIONS      (7,102)    (1,610)    (19,942)    (4,666)       (28,806)
                                -------    -------    --------    -------       --------

INCOME TAXES (Note C) ........        -          -           -          -              -
                                -------    -------    --------    -------       --------

                   NET LOSS     $(7,102)   $(1,610)   $(19,942)   $(4,666)      $(28,806)
                                =======    =======    ========    =======       ========

BASIC AND DILUTED
 LOSS PER COMMON SHARE .......  $ (0.01)   $     *    $  (0.04)   $     *
                                =======    =======    ========    =======

BASIC AND DILUTED WEIGHTED
 AVERAGE COMMON SHARES
 OUTSTANDING .................  500,000    500,000     500,000    500,000
                                =======    =======    ========    =======



*   Less than .01 per share

                           BLUE MOON INVESTMENTS, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                   September 19,
                                                                       1997
                                            Nine Months Ended       (inception)
                                                 June 30,            Through
                                          ----------------------     June 30,
                                             2001        2000          2001
                                          ----------   ---------   -------------

Net cash used in operating
 activities ............................  $ (11,501)   $ (5,244)     $ (32,655)
                                          ---------    --------      ---------

Cash flows from financing activities:
  Third party expenses paid by
   affiliate on behalf of the
   company, recorded as additional-
   paid-in capital......................     11,501       5,244         32,655
                                          ---------    --------      ---------
Net cash provided by financing
 activities.............................     11,501       5,244         32,655
                                          ---------    --------      ---------

                      Net change in cash          -           -              -
Cash, beginning of period...............          -           -              -
                                          ---------    --------      ---------

                     Cash, end of period  $       -    $      -      $       -
                                          =========    ========      =========


Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest ...........................  $       -    $      -      $       -
                                          =========    ========      =========
    Income taxes .......................  $       -    $      -      $       -
                                          =========    ========      =========

  Non-cash financing transactions:
    500,000 shares common stock
     issued for services ...............  $       -    $      -      $      50
                                          =========    ========      =========


           See accompanying notes to condensed financial statements.

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

NOTE B: RELATED PARTY TRANSACTIONS

Following its inception, the Company issued an officer 500,000 shares of common stock in exchange for services related to management and organization costs of $50.

The Company has no cash operating account. An affiliate, R.D. Capital, Inc., has assumed the responsibility to pay obligations on behalf of the Company. The payments are accounted for as contributed capital in the accompanying condensed financial statements. During the three and nine months ended June 30, 2001, R.D. Capital made payments to vendors totaling $11,501 and $25,426, respectively, on behalf of the Company.

Through June 30, 2001, R.D. Capital has contributed capital totaling $32,655.

NOTE C: INCOME TAXES

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the periods shown on the condensed financial statements resulting in a deferred tax asset, which was fully allowed for, therefore the net benefit and expense result in $-0- income taxes.

                              BLUE MOON INVESTMENTS
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE D: FORM SB-2 FILING

The Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission ("SEC") in November of 2000 to offer for sale 200,000 common shares at $1.00 per share. To date, the SEC has not declared the Form SB-2 effective.

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

     We have, and will continue to have, no capital to provide the owners of business opportunities with any significant cash or other assets. However, management believes we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with acquisition of a business opportunity, including the costs of preparing Form 8-K's, 10-KSBs, 10-QSBs, agreements and related reports and documents. The `34 Act specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the `34 Act. Nevertheless, the officers and directors of the Company have not conducted market research and are not aware of statistical data that would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

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

         3.2*              Amendment to Articles of Incorporation

         3.3*              Bylaws

         4.1*              Specimen Informational Statement

         4.1.1*            Form of Lock-up Agreement Executed by the Company's
                           Shareholders

* Filed as an Exhibit to the Company's Registration Statement on Form 10-SB, dated January 19, 2000, and incorporated herein by this reference.

Reports on Form 8-K

       None.

                              BLUE MOON INVESTMENTS

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          BLUE MOON INVESTMENTS



Date:  August 10, 2001                    By:  /s/   Devinder Randhawa
                                             -----------------------------------
                                               Devinder Randhawa, President



                                          By:  /s/   Bob Hemmerling
                                             -----------------------------------
                                               Bob Hemmerling, Secretary