Form 10KSB40
period 2001-09-30
BLUE MOON INVESTMENTS
filed 2001-12-20
CIK 1094376

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-KSB

[X]       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended September 30, 2001


[ ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
           For the transition period from __________ to ___________ Commission file number: 000-29021


                              Blue Moon Investments
                 (Name of small business issuer in its charter)

              NEVADA
   (State or other jurisdiction of                      98-0210152
   incorporation or organization)           (I.R.S. Employer Identification No.)

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

General Business Plan

     Our purpose is to seek, investigate and, if investigation warrants, acquire an interest in business opportunities presented to it by persons or firms that desire to seek the perceived advantages of an Exchange Act registered corporation. We will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to restrict our discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because we have nominal assets and limited financial resources. See the financial statements at page F-1 of this report. This lack of diversification should be considered a substantial risk to our shareholders because it will not permit us to offset potential losses from one venture against gains from another.

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

Item 7. Financial Statements.

                           BLUE MOON INVESTMENTS, INC.

                          Index to Financial Statements

                                                                          Page
                                                                         -------
Independent auditors' report.............................................  F-2
Balance sheet, September 30, 2001........................................  F-3
Statements of operations, for the years ended
  September 30, 2001 and 2000............................................  F-4
Statement of shareholders' equity, from October 1, 1999 through
  September 30, 2001.....................................................  F-5
Statements of cash flows, for the years ended
  September 30, 2001 and 2000............................................  F-6
Notes to financial statements............................................  F-7

                          Independent Auditors' Report

To the Board of Directors and Shareholders
Blue Moon Investments, Inc.


We have audited the balance sheet of Blue Moon Investments, Inc. as of September 30, 2001 and the related statements of operations, shareholders' equity and cash flows for the years ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blue Moon Investments, Inc. as of September 30, 2001, and the related statements of operations and cash flows for the years ended September 30, 2001 and 2000 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has a working capital deficiency at September 30, 2001 and recurring losses since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Cordovano and Harvey, P.C
Denver, Colorado
December 7, 2001

                           BLUE MOON INVESTMENTS, INC.

                                  Balance Sheet

                               September 30, 2001

                                     ASSETS

Deferred offering costs........................................... $     24,987
                                                                  ==============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Accounts payable................................................ $      7,011
  Accrued liabilities.............................................        1,500
                                                                  --------------
                                                 TOTAL LIABILITIES        8,511
                                                                  --------------

Shareholders' equity:
  Common stock, $.0001 par value, 100,000,000 shares authorized,
    500,000 shares issued and outstanding.........................           50
  Additional paid-in capital (Note B).............................       42,240
  Retained deficit................................................      (25,814)
                                                                  --------------
                                        Total shareholders' equity       16,476
                                                                  --------------

                                                                       $ 24,987
                                                                  ==============


                 See accompanying notes to financial statements

                           BLUE MOON INVESTMENTS, INC.

                            Statements of Operations

                                                    Years Ended September 30,
                                                       2001           2000
                                                  -------------- --------------
Costs and expenses:
  Legal fees...................................... $     14,423   $      2,220

  Accounting fees.................................        2,250          2,008

  Printing........................................            -          2,465

  Licenses and fees...............................          253            200

  Other general and administrative................           23              -
                                                  -------------- --------------
                          Total costs and expenses       16,949          6,893
                                                  -------------- --------------
                                    Operating loss      (16,949)        (6,893)
                                                  -------------- --------------

Income taxes (Note C).............................            -              -
                                                  -------------- --------------

                                          Net loss $    (16,949)  $     (6,893)
                                                  ============== ==============


Basic and diluted loss per common share........... $      (0.03)  $      (0.01)
                                                  ============== ==============

Basic and diluted weighted average common
     shares outstanding...........................      500,000        500,000
                                                  ============== ==============



                 See accompanying notes to financial statements

                                                BLUE MOON INVESTMENTS, INC.

                                             Statement of Shareholders' Equity

                                        October 1, 1999 through September 30, 2001
                                                                                    Additional
                                                               Common Stock          Paid-In      Retained
                                                           Shares      Par Value     Capital      Deficit       Total
                                                         ------------ ------------ ------------ ------------ ------------
                               BALANCE, OCTOBER 1, 1999      500,000   $       50   $      332   $   (1,972)  $   (1,590)

Third party expenses paid by an affiliate on
   behalf of the Company (Note B)......................            -            -        6,897            -        6,897
Net loss for year ended September 30, 2000.............            -            -            -       (6,893)      (6,893)
                                                         ------------ ------------ ------------ ------------ ------------
                            BALANCE, SEPTEMBER 30, 2000      500,000           50        7,229       (8,865)      (1,586)

Third party expenses paid by an affiliate on
   behalf of the Company (Note B)......................            -            -       35,011            -       35,011
Net loss for year ended September 30, 2001.............            -            -            -      (16,949)     (16,949)
                                                         ------------ ------------ ------------ ------------ ------------
                            BALANCE, SEPTEMBER 30, 2001      500,000   $       50   $   42,240   $  (25,814)  $   16,476
                                                         ============ ============ ============ ============ ============



                 See accompanying notes to financial statements

                           BLUE MOON INVESTMENTS, INC.

                            Statements of Cash Flows

                                                    Years Ended September 30,
                                                       2001           2000
                                                  -------------- --------------
Cash flows from operating activities:
  Net loss........................................ $    (16,949)  $     (6,893)
  Transactions not requiring cash:
    Changes in operating liabilities:
     Accounts payable and accrued liabilities.....        6,925             (4)
                                                  -------------- --------------
             Net cash used in operating activities      (10,024)        (6,897)
                                                  -------------- --------------

Cash flows from financing activities:
  Payments for deferred offering costs............      (24,987)             -
  Third party expenses paid by affiliate on
    behalf of the company, recorded as
    additional-paid-in capital....................       35,011          6,897
                                                  -------------- --------------
         Net cash provided by financing activities       10,024          6,897
                                                  -------------- --------------

Net change in cash................................            -              -
Cash, beginning of period.........................            -              -
                                                  -------------- --------------

                               Cash, end of period $          -   $          -
                                                  ============== ==============


Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest...................................... $          -   $          -
                                                  ============== ==============
    Income taxes.................................. $          -   $          -
                                                  ============== ==============


                 See accompanying notes to financial statements

                           BLUE MOON INVESTMENTS, INC.

                          Notes To Financial Statements

Note A: Organization and summary of significant accounting policies

Organization

Blue Moon Investments, Inc. (the "Company") was incorporated, under the laws of Nevada on September 19, 1997 to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company's business plan is to evaluate, structure and complete a merger with, or acquisition of, a privately owned corporation.

Management changed the manner in which it presents the Company's operating results and cash flows during the year ended September 30, 2001. Management no longer considers the Company in the development stage as defined by the FASB Statement of Standards No. 7, "Accounting and Reporting by Development Stage Enterprises." As a result, cumulative operating results and cash flow information is no longer presented in the financial statements. This change does not affect the Company's operating results or financial position. Accordingly, no pro forma financial information is necessary. Historical information has been revised in conformity with current practice.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has a working capital deficiency as of September 30, 2001 and recurring losses since inception. These factors, among others, may indicate that the Company will be unable to continue as a going concern for reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon continuing capital contributions from an affiliate to meet its obligations on a timely basis, consummating a business combination with an operating company, and ultimately attaining profitability. The Company is also plans to raise $200,000 through a common stock offering included on a Registration Statement filed with the Securities and Exchange Commission ("SEC") on Form SB-2 (see Note D). There is no assurance that the affiliate will continue to provide capital to the Company, that the Company can identify a target company and consummate a business combination, or that the Company will be successful in raising capital through its common stock offering. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Summary of significant accounting policies

Cash and equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash or cash equivalents at September 30, 2001.

Fair value of financial instruments

The Company's financial instruments consist of accounts payable and accrued liabilities. The carrying amounts of the current liabilities approximate fair value due to the short-term maturity of the instruments.

                           BLUE MOON INVESTMENTS, INC.

                          Notes To Financial Statements

Use of estimates

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

Loss per common share

Basic loss per share is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares (the denominator) for the period. The computation of diluted loss per share is similar to basic loss per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued.

At September 30, 2001, there was no variance between basic and diluted loss per share as there were no potentially dilutive common shares outstanding.

Stock-based compensation

SFAS No. 123, "Accounting for Stock-Based Compensation" permits the use of either a "fair value based method" or the "intrinsic value method" defined in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" (APB 25) to account for stock-based compensation arrangements.

Companies that elect to use the method provided in APB 25 are required to disclose pro forma net income and pro forma earnings per share information that would have resulted from the use of the fair value based method. The Company has elected to continue to determine the value of stock-based compensation arrangements with employees under the provisions of APB 25. No pro forma disclosures have been included with the accompanying financial statements as there was no pro forma effect to the Company's net loss or net loss per share.

Note B: Related party transactions

The Company maintains a mailing address at an affiliate's address. At this time, the Company has no need for an office.

                           BLUE MOON INVESTMENTS, INC.

                          Notes To Financial Statements

The Company does not maintain a checking account and expenses incurred by the Company have historically been paid by an affiliate. During the years ended September 30, 2001 and 2000, the Company incurred $23,842 in expenses of which $21,237 was paid by the affiliate. The remaining balance of $2,605 is included in accounts payable and accrued liabilities in the accompanying financial statements.

The affiliate also paid $19,081 of the total $24,987 in deferred offering costs on behalf of the Company during the years ended September 30, 2001 and 2000. The remaining balance of $5,906 is included in accounts payable and accrued liabilities in the accompanying financial statements.

Since the Company's inception, the affiliate has paid offering costs and expenses on behalf of the Company totaling $42,240. The affiliate does not expect to be repaid for the expenses it pays on behalf of the Company. Accordingly, payments made by the affiliate are classified as additional paid-in capital.

Note C: Income taxes

A reconciliation of U.S. statutory federal income tax rate to the effective rate is as follows:
                                                      For the Years Ended
                                                         September 30,
                                                    ------------------------
                                                        2001         2000
                                                    -----------  -----------
     U.S. statutory federal rate....................    15.00%       15.00%
     State income tax rate, net of federal benefit..     3.94%        4.04%
     Net operating loss (NOL) for which no tax
       benefit is currently available...............   -18.94%      -19.04%
                                                    -----------  -----------
                                                         0.00%        0.00%
                                                    ===========  ===========

At September 30, 2001, deferred taxes consisted of a net tax asset of $3,976, due to operating loss carryforwards of $24,819, which was fully allowed for, in the valuation allowance of $3,976. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The changes in the valuation allowance for the years ended September 30, 2001 and 2000 were $3,021 and $946, respectively. Net operating loss carryforwards will expire through 2021.

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

Note D: Form SB-2 Filing

The Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission ("SEC") in January of 2001 to offer for sale 200,000 common shares at $1.00 per share. To date, the SEC has not declared the Form SB-2 effective.

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


Blue Moon Investments



By  /s/ Devinder Randhawa
  -----------------------
    Devinder Randhawa, President


Date:  December 19, 2001


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By  /s/ Devinder Randhawa
  -----------------------
    Devinder Randhawa, President


Date: December 19, 2001


By  /s/ Bob Hemmerling
  --------------------
    Bob Hemmerling, Secretary, Director


Date: December 19, 2001