Form 10QSB
period 2001-12-31
BLUE MOON INVESTMENTS
filed 2002-02-08
CIK 1094376

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                   FORM 10-QSB

                                   (Mark One)

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended December 31, 2001

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

Number of shares outstanding of the issuer's classes of common equity, as of December 31, 2001:

                   500,000 Shares of Common Stock (One Class)

Transitional Small Business Disclosure Format: Yes     No  X
                                                   ---    ---

This document consists of 14 pages, excluding exhibits. The Exhibit Index is on page 13.

                              BLUE MOON INVESTMENTS


                                      INDEX


Part I-Financial Information

Item 1. Financial Statements................................................   3

Item 2. Plan of Operation...................................................   7

Part II-Other Information

Item 6. Exhibits and Reports on Form 8-K ...................................  13

Signatures..................................................................  14

                              BLUE MOON INVESTMENTS

                             Condensed Balance Sheet

                               December 31, 2001
                                   (Unaudited)

                                     ASSETS

Deferred offering costs.............................................  $  24,987
                                                                      =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Accounts payable..................................................  $   7,960
  Accrued liabilities...............................................      1,750
                                                                      ---------
                                                   TOTAL LIABILITIES      9,710
                                                                      ---------

Shareholders' equity:
  Common stock......................................................         50
  Additional paid-in capital (Note B)...............................     42,760
  Retained deficit..................................................    (27,533)
                                                                      ---------
                                          Total shareholders' equity     15,277
                                                                      ---------

                                                                      $  24,987
                                                                      =========


           See accompanying notes to condensed financial statements.

                              BLUE MOON INVESTMENTS

                       Condensed Statements of Operations
                                   (Unaudited)


                                                           Three Months Ended
                                                              December 31,
                                                         ---------    ---------
                                                           2001         2000
                                                         ---------    ---------
              Total general and administrative expenses  $   2,714    $   9,333
                                                         ---------    ---------
                                         Operating loss     (2,714)      (9,333)
                                                         ---------    ---------

Income taxes (Note C)..................................          -            -
                                                         ---------    ---------

                                Net loss                 $  (2,714)   $  (9,333)
                                                         =========    =========


Basic and diluted loss per common
 share.................................................  $   (0.01)   $   (0.02)
                                                         =========    =========

Basic and diluted weighted average common
 shares outstanding....................................    500,000      500,000
                                                         =========    =========


           See accompanying notes to condensed financial statements.

                              BLUE MOON INVESTMENTS

                       Condensed Statements of Cash Flows
                                   (Unaudited)


                                                           Three Months Ended
                                                              December 31,
                                                         ---------    ---------
                                                           2001         2000
                                                         ---------    ---------
                  Net cash used in operating activities  $    (520)   $    (448)
                                                         ---------    ---------

Cash flows from financing activities:
  Third party expenses paid by affiliate on
   behalf of the company, recorded as
   additional-paid-in capital (Note B).................        520           448
                                                         ---------    ---------
              Net cash provided by financing activities        520           448
                                                         ---------    ---------

Net change in cash.....................................          -            -
Cash, beginning of period..............................          -            -
                                                         ---------    ---------

                                    Cash, end of period  $       -    $       -
                                                         =========    =========


Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest...........................................  $       -    $       -
                                                         =========    =========
    Income taxes.......................................  $       -    $       -
                                                         =========    =========


           See accompanying notes to condensed financial statements.

                              BLUE MOON INVESTMENTS
                     Notes To Condensed Financial Statements
                                   (Unaudited)

NOTE A: BASIS OF PRESENTATION

The condensed financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the year ended September 30, 2001 as filed in its Form 10-KSB and should be read in conjunction with the notes thereto. The Company is a "blank check" company with the purpose to evaluate, structure and complete a merger with, or acquisition of, a privately owned corporation.

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

NOTE B: RELATED PARTY TRANSACTIONS

The Company has no cash operating account. An affiliate, R.D. Capital, Inc., has assumed the responsibility to pay certain obligations on behalf of the Company. The payments are accounted for as contributed capital in the accompanying condensed financial statements. During the three months ended December 31, 2001 and 2000, R.D. Capital made payments to vendors totaling $520 and $448, respectively, on behalf of the Company. Through December 31, 2001, R.D. Capital has contributed capital totaling $42,760.

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

                              BLUE MOON INVESTMENTS

                                PLAN OF OPERATION

     We intend to seek to acquire assets or shares of an entity actively engaged in a business that generates revenues, in exchange for its securities. We have not identified a particular acquisition target and have not entered into any negotiations regarding an acquisition. As soon as the registration statement becomes effective under Section 12 of the `34 Act, we intend to contact investment bankers, corporate financial analysts, attorneys and other investment industry professionals through various media. None of our officers, directors, promoters or affiliates have engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger with us as of the date of this report.

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

     We anticipate that we will incur nominal expenses in the implementation of its business plan. Because we has no capital to pay these anticipated expenses, present management will pay these charges with their personal funds. If additional funding is necessary, management and or shareholders will continue to provide capital or arrange for additional outside funding. However, the only opportunity that management has to have these loans repaid will be from a prospective merger or acquisition candidate. Management has no agreements with us that would impede or prevent consummation of a proposed transaction. We cannot assure, however, that management will continue to provide capital indefinitely if a merger candidate cannot be found. If a merger candidate cannot be found in a reasonable period of time, management may be required reconsider its business strategy, which could result in our dissolution.

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



                                         BLUE MOON INVESTMENTS



Date:  February 6, 2002                  By:    /s/ Devinder Randhawa
                                             -----------------------------------
                                             Devinder Randhawa, President


                                         By:   /s/  Bob Hemmerling
                                             -----------------------------------
                                             Bob Hemmerling, Secretary