Form 10QSB
period 2002-03-31
BLUE MOON INVESTMENTS
filed 2002-05-15
CIK 1094376

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[xx] QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
     OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002


                        Commission file Number: 000-29021
                                                ---------


                           BLUE MOON INVESTMENTS, INC.
        ------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                                     Nevada
           -----------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)


                                   98-0210152
                   ------------------------------------------
                     (I.R.S. Employer Identification Number)


                                    Suite 810
                               1708 Dolphin Avenue
                       Kelowna, British Columbia, V1Y 9S4
                    -----------------------------------------
                    (Address of principal executive offices)


                                  (250)868-8177
                           ---------------------------
                           (Issuer's telephone number)



State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest practicable date:      500,000 common shares
                                                as at March 31, 2002


Transitional Small Business Disclosure Format (check one):  Yes [ ]    No [ X ]

                           BLUE MOON INVESTMENTS, INC.


                                      INDEX



PART 1. FINANCIAL INFORMATION

     Item 1. Financial Statements
                                                                   Page
                                                                   ----

Condensed balance sheet, March 31, 2002 (unaudited) ..............   3

Condensed statements of operations for the three and six months
     ended March 31, 2002 and 2001 (unaudited) ...................   4

Condensed statements of cash flows for the six months
     ended March 31, 2002 and 2001 (unaudited) ...................   5

Notes to condensed financial statements (unaudited) ..............   6

        Item 2. Plan of Operation ................................   7

PART II. OTHER INFORMATION

        Item 1 Legal Proceedings .................................  11

        Item 2 Changes in Securities .............................  11

        Item 3 Defaults Upon Senior Securities ...................  11

        Item 4 Submission of Matters to a Vote of Security Holders  11

        Item 5 Other Information .................................  11

        Item 6 Exhibits and Reports on Form 8K ...................  11


SIGNATURES .......................................................  12

                           BLUE MOON INVESTMENTS, INC.

                             Condensed Balance Sheet

                                 March 31, 2002
                                   (Unaudited)

                                     ASSETS

Cash .........................................................   $    618
Deferred offering costs ......................................     24,987
                                                                 --------
                                                  TOTAL ASSETS   $ 25,605
                                                                 ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
      Accounts payable .......................................   $  8,741
      Loan payable, related party (Note B) ...................      1,000
      Accrued liabilities ....................................        250
                                                                 --------
                                             TOTAL LIABILITIES      9,991
                                                                 --------

Shareholders' equity:
      Common stock ...........................................         50
      Additional paid-in capital (Note B) ....................     44,698
      Retained deficit .......................................    (29,134)
                                                                 --------
                                    TOTAL SHAREHOLDERS' EQUITY     15,614
                                                                 --------

                                                                 $ 25,605
                                                                 ========
On behalf of the Board:

/s/David Ward                                   /s/Ron Schlitt
---------------------------                     ---------------------------
David Ward, Director                            Ron Schlitt, Director


            See accompanying notes to condensed financial statements

                           BLUE MOON INVESTMENTS, INC.

                       Condensed Statements of Operations
                                   (Unaudited)

                                                           Three Months Ended          Six Months Ended
                                                                 March 31,                March 31,
                                                          ----------------------    ----------------------
                                                             2002        2001         2002          2001
                                                          ---------    ---------    ---------    ---------
                    General and administrative expenses   $   1,601    $   3,507    $   4,315    $  12,840
                                                          ---------    ---------    ---------    ---------
                                         Operating loss      (1,601)      (3,507)      (4,315)     (12,840)
                                                          ---------    ---------    ---------    ---------

Income taxes (Note C) .................................        --           --           --           --
                                                          ---------    ---------    ---------    ---------

                                               Net loss   $  (1,601)   $  (3,507)   $  (4,315)   $ (12,840)
                                                          =========    =========    =========    =========


Basic and diluted loss per common share ...............   $   (0.00)   $   (0.01)   $   (0.01)   $   (0.03)
                                                          =========    =========    =========    =========

Basic and diluted weighted average common
     shares outstanding ...............................     500,000      500,000      500,000      500,000
                                                          =========    =========    =========    =========

            See accompanying notes to condensed financial statements

                           BLUE MOON INVESTMENTS, INC.

                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                             Six Months Ended
                                                                 March 31,
                                                           ---------------------
                                                             2002        2001
                                                           --------    ---------
                  Net cash (used in) operating activities  $ (2,840)   $(13,925)
                                                           --------    --------

Cash flows from financing activities:
      Loans from affiliate ...............................    1,000        --
      Third party expenses paid by affiliate on
         behalf of the company, recorded as
         additional-paid-in capital (Note B) .............    2,458      13,925
                                                           --------    ---------
                Net cash provided by financing activities     3,458      13,925
                                                           --------    ---------

Net change in cash .......................................      618        --
Cash, beginning of period ................................     --          --
                                                           --------    ---------

                                      Cash, end of period  $    618    $   --
                                                           ========    =========


Supplemental  disclosure of cash flow  information:
      Cash paid during the period for:
         Interest ........................................ $   --      $   --
                                                           ========    =========
         Income taxes .................................... $   --      $   --
                                                           ========    =========

            See accompanying notes to condensed financial statements

                           BLUE MOON INVESTMENTS, INC.
                     Notes To Condensed Financial Statements
                                   (Unaudited)

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

NOTE B: RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2002, an affiliate, RD Capital, Inc., loaned the Company $1,000 for working capital. The loan is non-interest bearing and due on demand.

R.D. Capital, Inc. has assumed the responsibility to pay certain obligations on behalf of the Company. The payments are accounted for as contributed capital in the accompanying condensed financial statements. During the six months ended March 31, 2002 and 2001, R.D. Capital made payments to vendors totaling $2,458 and $13,925, respectively, on behalf of the Company. Through March 31, 2002, R.D. Capital has contributed capital totaling $44,698.

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

                               PLAN OF OPERATIONS

The following discussion of the plan of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the six months ended March 31, 2002. This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

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

General Business Plan
---------------------

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

The analysis of new business opportunities will be undertaken by our officers and directors, none of whom is a professional business analyst. Management intends to concentrate on identifying preliminary prospective business opportunities that may be brought to our attention through present associations of our officers and directors, or by our shareholders. In analysing prospective business opportunities, management will consider:

-    the available technical, financial and managerial resources;
-    working capital and other financial requirements;
-    history of operations, if any;
-    prospects for the future;
-    nature of present and expected competition;
- the quality and experience of management services that may be available and the depth of that management;
-    the potential for further research, development, or exploration;
- specific risk factors not now foreseeable but could be anticipated to impact our proposed activities;
-    the potential for growth or expansion;
-    the potential for profit;
- the perceived public recognition of acceptance of products, services, or trades;
-    name identification; and
-    other relevant factors.

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

SB-2 Filing
-----------

On November 8, 2000, we filed a Form SB-2 (File No. 333-49508) for the purpose of raising $200,000. The funds will be use to implement our business plan as described above, and to make the company a more attractive merger candidate by having cash available for use by the potential target company. The offering will be conducted under Rule 419.

Acquisition of Opportunities
----------------------------

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

Competition
-----------

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

"CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. Except for historical matters, the matters discussed in this Form 10-QSB are forward-looking statements based on current expectations and involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements under the following heading: "Managements Discussion And Analysis Or Plan Of Operations" the timing and expected profitable results of sales and the need for no additional financing.

                                     PART II
                                OTHER INFORMATION

Item 1    LEGAL PROCEEDINGS

          None

Item 2    CHANGES IN SECURITIES AND USE OF PROCEEDS

          None

Item 3    DEFAULTS UPON SENIOR SECURITIES

          None

Item 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

Item 5    OTHER INFORMATION

          None

Item 6    EXHIBITS AND REPORTS ON FORM 8-K

          (a)   Exhibits

                None

          (b)   Reports on Form 8-K

                None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                BLUE MOON INVESTMENTS, INC.


Dated:  May 14, 2002            Per:     /s/David Ward
                                         ------------------------------
                                         David Ward, President, C.F.O.,
                                         C.E.O. and Director