Form 10QSB
period 2002-06-30
BLUE MOON INVESTMENTS
filed 2002-08-14
CIK 1094376

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[xx] QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
     OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                        Commission file Number: 000-29021
                                                ---------

                              BLUE MOON INVESTMENTS
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                                     Nevada
          -------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   98-0210152
                     ---------------------------------------
                     (I.R.S. Employer Identification Number)

                                    Suite 810
                               1708 Dolphin Avenue
                       Kelowna, British Columbia, V1Y 9S4
                     ---------------------------------------
                    (Address of principal executive offices)

                                  (250)868-8177
                            -------------------------
                           (Issuer's telephone number)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 500,000 common shares as at June 30, 2002

Transitional Small Business Disclosure Format (check one):  Yes [ ]     No [ X ]

                              BLUE MOON INVESTMENTS


                                      INDEX


PART 1.  FINANCIAL INFORMATION
                                                                            Page
         Item 1.  Financial Statements                                      ----

                  Balance Sheet as of June 30, 2002 .......................  3

                  Statements of Operations for the
                  three and nine months ended June 30,
                  2002 and 2001 ...........................................  4

                  Statements of Cash Flows for the
                  six months ended June 30, 2002 and 2001 .................  5

                  Notes to Consolidated Financial Statements ..............  6

         Item 2.  Plan of Operations ......................................  7

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings ....................................... 11

         Item 2.  Changes in Securities ................................... 11

         Item 3.  Defaults Upon Senior Securities ......................... 11

         Item 4.  Submission of Matters to a Vote of Security Holders ..... 11

         Item 5.  Other Information ....................................... 11

         Item 6.  Exhibits and Reports on Form 8K ......................... 11


         SIGNATURES ....................................................... 12

                          BLUE MOON INVESTMENTS, INC.
                                 BALANCE SHEET
                                 JUNE 30, 2002
                                  (Unaudited)


                                     ASSETS

Cash ..............................................................    $    846
Deferred offering costs ...........................................      24,987
                                                                       --------
                                                       TOTAL ASSETS    $ 25,833
                                                                       ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
      Accounts payable ............................................    $  8,741
      Accrued liabilities .........................................         250
      Due to related party (Note B) ...............................       2,031
                                                                       --------
                                             TOTAL LIABILITIES ....      11,022
                                                                       --------

Shareholders' equity:
      Common stock ................................................          50
      Additional paid-in capital (Note B) .........................      44,698
      Retained deficit ............................................     (29,937)
                                                                       --------
                                    TOTAL SHAREHOLDERS' EQUITY ....      14,812
                                                                       --------

                                                                       $ 25,833
                                                                       ========

On behalf of the Board:

 /s/Ron Schlitt
 ---------------------------
 Ron Schlitt, Director


            See accompanying notes to condensed financial statements

                          BLUE MOON INVESTMENTS, INC.
                            STATEMENTS OF OPERATIONS

                                  (Unaudited)


                                                             Three Months Ended        Nine Months Ended
                                                                   June 30,                 June 30,
                                                           ----------------------    ----------------------
                                                             2002         2001         2002         2001
                                                           ---------    ---------    ---------    ---------
                     General and administrative expenses   $     803    $   7,101    $   5,118    $  19,941
                                                           ---------    ---------    ---------    ---------
                                          Operating loss        (803)      (7,101)      (5,118)     (19,941)
                                                           ---------    ---------    ---------    ---------

Income taxes (Note C) ..................................        --           --           --           --
                                                           ---------    ---------    ---------    ---------

                                                Net loss   $    (803)   $  (7,101)   $  (5,118)   $ (19,941)
                                                           =========    =========    =========    =========


Basic and diluted loss per common share ................   $   (0.00)   $   (0.01)   $   (0.01)   $   (0.04)
                                                           =========    =========    =========    =========

Basic and diluted weighted average common
     shares outstanding ................................     500,000      500,000      500,000      500,000
                                                           =========    =========    =========    =========

            See accompanying notes to condensed financial statements

                          BLUE MOON INVESTMENTS, INC.
                            STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                            Nine Months Ended
                                                                 June 30,
                                                           --------------------
                                                            2002         2001
                                                           --------    --------
Cash flows from operating activities:
                   Net cash (used in) operating activities $   (154)   $(11,501)
                                                           --------    --------

Cash flows from financing activities:
      Loans from affiliate (Note B) ......................    1,000        --
      Third party expenses paid by affiliate on
         behalf of the company, recorded as
         additional-paid-in capital (Note B) .............     --        11,501
                                                           --------    --------
             Net cash provided by financing activities ...    1,000      11,501
                                                           --------    --------

Net change in cash .......................................      846        --
Cash, beginning of period ................................     --          --
                                                           --------    --------

                                       Cash, end of period $    846    $   --
                                                           ========    ========


Supplemental  disclosure of cash flow  information:
    Cash paid during the period for:
         Interest ........................................ $   --      $   --
                                                           ========    ========
         Income taxes .................................... $   --      $   --
                                                           ========    ========

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


NOTE B: RELATED PARTY TRANSACTIONS

During the nine months ended June 30, 2002, an affiliate, RD Capital, Inc., loaned the Company $2,000 for working capital. The loan is non-interest bearing and due on demand. The loan is included in due from related party in the accompanying financial statements.

R.D. Capital, Inc. has assumed the responsibility to pay certain obligations on behalf of the Company. The payments are accounted for both as contributed capital and as loans in the accompanying condensed financial statements.

During the nine months ended June 30, 2002 and 2001, R.D. Capital made payments to vendors totaling $2,458 and $11,501, respectively, on behalf of the Company recorded as contributed capital. Through June 30, 2002, R.D. Capital has contributed capital totaling $44,698. In addition, RD Capital, Inc., made payments to vendors totaling $31 and $-0-, respectively. The payments are included in due from related party in the accompanying financial statements.


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

                               PLAN OF OPERATIONS

The following discussion of the plan of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the nine months ended June 30, 2002. This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

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

"CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. Except for historical matters, the matters discussed in this Form 10-QSB are forward-looking statements based on current expectations and involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements under the following heading: "Management"s Discussion And Analysis Or Plan Of Operations" the timing and expected profitable results of sales and the need for no additional financing.

                                     PART II
                                OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

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

                                      BLUE MOON INVESTMENTS


Dated:  August 9, 2002                Per:     /s/Ron Schlitt
                                               ---------------------------------
                                               Ron Schlitt,
                                               Secretary, Treasurer and Director