Form 10QSB/A
period 2002-06-30
BLUE MOON INVESTMENTS
filed 2002-11-20
CIK 1094376

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          FORM 10-QSB - Amendment No. 1


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

         None

Item 3   DEFAULTS UPON SENIOR SECURITIES

         None

Item 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

Item 5  OTHER INFORMATION

         On May 3, 2002, Mr. Devinder Randhawa and Mr. Robert Hemmerling, the former controlling shareholders of our company, transferred 152,000 common shares to each of Mr. David Ward of Langley, British Columbia and Mr. Ron Schlitt of Kelowna, British Columbia. The 304,000 shares which were collectively transferred represent 60.8% of our issued common shares. These two transfers of our common shares would, together, constitute a change in voting control of our company.

         The 152,000 common shares transferred to each of David Ward and Ron Schlitt were separate transactions and each was done for nominal consideration of $1.00. There is no written or oral agreement between Mr. Schlitt and Mr. Ward to act in concert or to collectively vote their shares on matters requiring the approval of our shareholders.

         Mr. Schlitt and Mr. Ward received their shares of our company from Mr. Randhawa and Mr. Hemmerling for nominal consideration to encourage Mr. Ward and Mr. Schlitt to take on the responsibility of completing our company's offering under Rule 419. Messrs. Hemmerling and Randhawa have developed other business opportunities which require the majority of their available working time. Unable to dedicate the time required to our company to successfully complete and market our offering under Rule 419, Messrs. Randhawa and Hemmerling determined it would be in the best interests of our company and its other shareholders to pass on operating and voting control to Mr. Ward and Mr. Schlitt.


Item 6   EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              None

         (b)  Reports on Form 8-K

              None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      BLUE MOON INVESTMENTS


Dated:  November 19, 2002             Per:     /s/Ron Schlitt
                                               ---------------------------------
                                               Ron Schlitt,
                                               Secretary, Treasurer and Director