Form 10KSB
period 2002-10-31
BLUE MOON INVESTMENTS
filed 2002-12-23
CIK 1094376

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


[xx] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2002

[] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____


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


Securities registered under Section 12(b) of the Exchange Act:    None

Securities registered under Section 12(g) of the Exchange Act:    Common Shares

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The Issuer's revenues for its fiscal year ended September 30, 2002 were $0.00.

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

On September 30, 2002, the number of shares outstanding of the registrant's Common Stock was 500,000.

Transitional Small Business Disclosure Format (check one):  Yes [ ]     No [ X ]

                                     PART I
                                    BUSINESS

Item 1.  Description of Business
--------------------------------

Blue Moon Investments, was incorporated on September 19, 1997 under the laws of the State of Nevada to engage in any lawful corporate purpose. Other than issuing shares to its shareholders, we never commenced any other operational activities. We can be defined as a "blank check" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity. The Board of Directors has elected to commence implementation of our principal business purpose.

The proposed business activities classifies us as a "blank check" company. The Securities and Exchange Commission defines these companies as "any development stage company that is issuing a penny stock and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully implemented our business plan. We intend to comply with the periodic reporting requirements of the Securities Exchange Act of 1934 for so long as it is subject to those requirements.

Lock-up Agreement
-----------------

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

Investment Company Act of 1940
------------------------------

Although we will be subject to SEC regulation, management believes we will not be subject to regulation as an investment company, since we will not be engaged in the business of investing or trading in securities. In the event we engage in business combinations that result in our holding passive investment interests in a number of entities, we could be subject to regulation as an investment company. If that occurs, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the Securities and Exchange Commission as to our status as an investment company and, consequently, a violation of the Act could subject us to material adverse consequences.

Investment Advisors Act of 1940
-------------------------------

An investment adviser is a person who, for compensation, engages in the business of advising others, either directly or through publications or writings, as to the value of securities or as to the advisability of investing in, purchasing, or selling securities, or who, for compensation and as part of a regular business, issues or promulgates analyses or reports concerning securities. We seek to locate a suitable merger of acquisition candidate, and we do not intend to engage in the business of advising others in investment matters for a fee or other type of consideration.

Forward Looking Statements
--------------------------

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

Item 2.  Description of Property
--------------------------------

We have no properties and at this time have no agreements to acquire any properties.

We operate from our offices at Suite 810, 1708 Dolphin Avenue, Kelowna, British Columbia, Canada. Space is provided to us on a rent free basis by David Ward, an officer and director, and it is anticipated that this arrangement will remain until we successfully consummate a merger or acquisition. Management believes that this space will meet our needs for the foreseeable future.

Item 3.  Legal Proceedings
--------------------------

The Company is not involved in my legal proceedings at this time.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

No matter was submitted to vote of security holders during the fourth quarter of the fiscal year covered by this report.


                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

There is no trading market for our common stock at present and there has been no trading market to date. Management has not undertaken any discussions with any prospective market maker concerning the participation in the aftermarket for our securities and management does not intend to initiate any discussions until we have consummated a merger or acquisition. We cannot guarantee that a trading market will ever develop or if a market does develop, that it will continue.

Market Price
------------

Our common stock is not quoted at the present time. The Securities and Exchange Commission has adopted a Rule that established the definition of a "penny stock," for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

     - that a broker or dealer approve a person's account for transactions in penny stocks; and

     - the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must

     - obtain financial information and investment experience and objectives of the person; and

     - make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form,

     - sets forth the basis on which the broker or dealer made the suitability determination; and

     - that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stock in both public offering and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

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

Item 6.  Plan of Operation
--------------------------

We intend to seek to acquire assets or shares of an entity actively engaged in a business that generates revenues, in exchange for its securities. We have not identified a particular acquisition target and have not entered into any negotiations regarding an acquisition. As soon as this registration statement becomes effective, we intend to contact investment bankers, corporate financial analysts, attorneys and other investment industry professionals through various media. None of our officers, directors, promoters or affiliates have engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger with us as of the date of this registration statement.

Depending upon the nature of the relevant business opportunity and the applicable state statutes governing how the transaction is structured, our Board of Directors expects that it will provide our shareholders with complete disclosure documentation concerning a potential business opportunity and the structure of the proposed business combination prior to consummation. Disclosure is expected to be in the form of a proxy or information statement, in addition to the post-effective amendment.

While any disclosure must include audited financial statements of the target entity, we cannot assure you that such audited financial statements will be available. If audited financial statements are not available at closing, the proposed transaction will be voidable at management's discretion. As part of the negotiation process, the Board of Directors does intend to obtain certain assurances of value, including statements of assets and liabilities, material contracts, accounts receivable statements, or other indicia of the target entity's condition prior to consummating a transaction, with further assurances that an audited statement would be provided prior to execution of a merger or acquisition agreement. Closing documents will include representations that the value of the assets transferred will not materially differ from the representations included in the closing documents, or the transaction will be voidable.

Due to our intent to remain a shell corporation until a merger or acquisition candidate is identified, it is anticipated that its cash requirements shall be minimal. We also do not expect to acquire any plant or significant equipment.

We have not, and do not intend to enter into, any arrangement, agreement or understanding with non-management shareholders allowing non-management shareholders to directly or indirectly participate in or influence our management. Management currently holds 60.8% of our stock. As a result, management is in a position to elect a majority of the directors and to control our affairs.

We have no full time employees. Our President and Secretary have agreed to allocate a portion of their time to our activities, without compensation. These officers anticipate that our business plan can be implemented by their devoting approximately five hours each per month to our business affairs and, consequently, conflicts of interest may arise with respect to their limited time commitment. We do not expect any significant changes in the number of employees.

Our officers and directors may become involved with other companies who have a business purpose similar to ours. As a result, potential conflicts of interest may arise in the future. If a conflict does arise and an officer or director is presented with business opportunities under circumstances where there may be a doubt as to whether the opportunity should belong to us or another "blank check" company they are affiliated with, they will disclose the opportunity to all the companies. If a situation arises where more than one company desires to merge with or acquire that target company and the principals of the proposed target company have no preference as to which company will merge with or acquire the target company, the company that first filed a registration statement with the Securities and Exchange Commission will be entitled to proceed with the proposed transaction.

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

We anticipate that the selection of a business opportunity will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. The perceived benefits may include facilitating or improving the terms for additional equity financing that may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity for shareholders with unrestricted stock and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of these business opportunities extremely difficult and complex.

The owners of the business opportunities will incur significant legal and accounting costs in connection with acquisition of a business opportunity, including the costs of preparing Form 8-K's, 10-KSBs or 10-QSBs, agreements and related reports and documents. The `34 Act specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the `34 Act. Nevertheless, our officers and directors have not conducted market research and are not aware of statistical data that would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

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

     -    name identification; and

     -    other relevant factors.

Our officers and directors expect to meet personally with management and key personnel of the business opportunity as part of their " due diligence" investigation. To the extent possible, we intend to utilize written reports and personal investigations to evaluate the above factors. We will not acquire or merge with any company that cannot provide audited financial statements within a reasonable period of time after closing of the proposed transaction.

Our management, while probably not especially experienced in matters relating to our prospective new business, shall rely upon their own efforts and, to a much lesser extent, the efforts of our shareholders, in accomplishing our business purposes. We do not anticipate that any outside consultants or advisors, except for our legal counsel and accountants, will be utilized by us to accomplish our business purposes. However, if we do retain an outside consultant or advisor, any cash fee will be paid by the prospective merger/acquisition candidate. We have no contracts or agreements with any outside consultants and none are contemplated.

We will not restrict our search for any specific kind of firms, and may acquire a venture that is in its preliminary or development stage or is already operating. We cannot predict at this time the status of any business in which we may become engaged, because the business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages that we may offer. Furthermore, we do not intend to seek additional capital to finance the operation of any acquired business opportunity until we have successfully consummated a merger or acquisition.

A business combination involving the issuance of our common stock will, in all likelihood, result in shareholders of a private company obtaining a controlling interest in us. If that occurs, management may be required to sell or transfer all or a portion of the common stock held by them, or resign as members of our Board of Directors. The resulting change in control could result in removal of one or more present officers and directors and a corresponding reduction in or elimination of their participation in our future affairs.

Acquisition of Opportunities
----------------------------

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that our present management and shareholders will no longer be in control. In addition, our directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of our shareholders. Furthermore, management may negotiate or consent to the purchase of all or a portion of our stock. Any terms of sale of the shares presently held by officers and/or directors will be also afforded to all other shareholders on similar terms and conditions. Any such sale would require an amendment to this registration statement.

While the actual terms of a transaction that management may not be a party to cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code. In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In that event, our shareholders would retain 20% or less of the issued and outstanding shares of the surviving entity, which would result in significant dilution in the equity of the shareholders.

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

With respect to any merger or acquisition, negotiations with target company management are expected to focus on the percentage of our shares that the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, our shareholders will probably hold a substantially lesser percentage ownership interest following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event we acquire a company with substantial assets. Any merger or acquisition effected by us can be expected to have a significant dilutive effect on the percentage of shares held by our then shareholders, in addition to the dilution that may be experienced as a result of this offering.

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

"CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. Except for historical matters, the matters discussed in this Form 10-KSB are forward-looking statements based on current expectations and involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements under the following heading: "Managements Discussion And Analysis Or Plan Of Operations" the timing and expected profitable results of publishing and sales and the need for no additional financing.

Item 7.  Financial Statements
-----------------------------

The audited financial statements for Blue Moon Investments for the year ending September 30, 2002 are included as part of this Form 10KSB following the signature page of this Form 10KSB.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
--------------------------------------------------------------------------------

There were no changes or disagreements with Accountants or Auditors during the fiscal year ending September 30, 2002.

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------------------------------------

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

Name                     Age            Position
----                     ---            --------

David Ward               41             President, Chief Executive Officer and
                                        Chief Financial Officer and Director
Ron Schlitt              42             Secretary, Treasurer and Director


The above listed officers and directors will serve until the next annual meeting of the shareholders or until their death, resignation, retirement, removal, or disqualification, or until their successors have been duly elected and qualified. Vacancies in the existing Board of Directors are filled by majority vote of the remaining Directors. Our officers serve at the will of the Board of Directors. There are no other family relationships between any of our executive officers and directors.

Resumes
-------

David Ward, President, Chief Executive Officer, Chief Financial Officer and Director, was appointed to his positions on May 3, 2002. From 1992 to present, Mr. Ward has been the President and owner of Keats William Management where he works with small and medium sized businesses in the marketing, finance and planning aspects of various companies. In 1987, Mr. Schlitt received a Professional Teaching Certification at the University of British Columbia and in 1984 received a Bachelor of Commerce diploma at the University of British Columbia.

Ron Schlitt, Secretary, Treasurer and Director, was appointed to his positions on May 3, 2002. Mr. Schlitt is currently Secretary and a managing partner of Epicenter Resources, Inc., a private corporation specializing in human resources development and training since 1992. From 1985 to 1992 he was lead trainer and facilitator for a private training firm that contracted directly to the Federal and Provincial Government. Mr. Schlitt received a diploma of Business Administration with a Human Resources speciality from the College of New Caledonia. He has completed several certificate programs from Creative Training Techniques in various locations in the United States. He devotes only such time as necessary to the business of the company which time is expected to be nominal.

Item 10.  Executive Compensation
--------------------------------

None of our officers and/or directors have received any compensation for their respective services rendered unto us. They all have agreed to act without compensation until authorized by the Board of Directors, which is not expected to occur until we have generated revenues from operations after consummation of a merger or acquisition. As of the date of this registration statement, we have no funds available to pay directors. Further, none of the directors are accruing any compensation pursuant to any agreement with us.

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

It is possible that persons associated with management may refer a prospective merger or acquisition candidate to us. In the event we consummate a transaction with any entity referred by associates of management, it is possible that the associate will be compensated for their referral in the form of a finder's fee. It is anticipated that this fee will be either in the form of restricted common stock issued by us as part of the terms of the proposed transaction, or will be in the form of cash consideration. However, if compensation is in the form of cash, payment will be tendered by the acquisition or merger candidate, because we have insufficient cash available. The amount of any finder's fee cannot be determined as of the date of this registration statement, but is expected to be comparable to consideration normally paid in like transactions, which range up to ten percent of the transaction price. No member of management will receive any finders fee, either directly or indirectly, as a result of their respective efforts to implement our business plan.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted for the benefit of our employees.

                                              SUMMARY COMPENSATION TABLE

                                                                              Long Term Compensation
                                                                       --------------------------------------

                                         Annual Compensation                    Awards            Payouts
                                 ------------------------------------- -------------------------- -----------
          (a)             (b)        (c)         (d)          (e)          (f)          (g)          (h)         (i)
------------------------ ------- ------------ ----------- ------------ ------------ ------------- ----------- ----------
                                                             Other                                               All
                                                            Annual     Restricted    Securities                 Other
  Name and Principle                                         Comp-        Stock      Underlying      LTIP       Comp-
       Position                    Salary       Bonus      ensation     Award(s)    Option/SARs    Payouts    ensation
                          Year       ($)         ($)          ($)          ($)          (#)          ($)         ($)

------------------------ ------- ------------ ----------- ------------ ------------ ------------- ----------- ----------
David Ward,              2001/      $0.00       $0.00        $0.00        $0.00          0          $0.00       $0.00
President                2002
------------------------ ------- ------------ ----------- ------------ ------------ ------------- ----------- ----------
Ron Schlitt,             2001/      $0.00       $0.00        $0.00        $0.00          0          $0.00       $0.00
Secretary, Treasurer     2002
and Director
------------------------ ------- ------------ ----------- ------------ ------------ ------------- ----------- ----------


Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

The following table provides information regarding the beneficial ownership of our common stock as of September 30, 2002 by:

     * each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock,

     *    each of our directors and named executive officers, and

     *    all of our directors and executive officers as a group.

                 Name and Address            Amount and Nature        Percent
Title of Class   of Beneficial Owner         of Beneficial Owner      of Class
--------------   -------------------         -------------------      --------

Common Stock     David Ward                  152,000 common shares    30.4%
                 19690 - 50th Avenue         Direct Ownership
                 Langley, B.C.
                 V3A 4J2

Common Stock     Ron Schlitt                 152,000 common shares    30.4%
                 1890 Ranchmont Cres.        Direct Ownership
                 Kelowna, B.C.
                 V1V 1T3

Common Stock     All Officers and Directors  304,000 common shares    60.8%
                 as a Group

The balance of our outstanding common stock is held by eight persons, none of whom hold 5% or more of our outstanding common stock.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

There have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

Item 13.  Exhibits, List and Reports on Form 8-K.
-------------------------------------------------

(A)  Exhibits

Exhibit
Number    Description
------    -----------

 3.1 Articles of Incorporation and amendments thereto, as filed with the Issuer's Form 10-SB (file no. 000-29021) filed on January 19, 2000 incorporated herein by reference.

 3.3 Bylaws as filed with the Issuer's Form 10-SB (file no. 000-29021) on January 19, 2000 incorporated herein by reference.

 4.1 Form of Lock Up Agreement Executed by the Issuer's Shareholders as filed with the Issuer's Form 10-SB (file no. 000-29021) filed on January 19, 2000, incorporated herein by reference.

13.1 Form 10QSB for the Period ended December 31, 2001, filed on February 12, 2002, incorporated herein by reference.

13.2 Form 10QSB for the Period ended March 31, 2002, filed on May 15, 2002, incorporated herein by reference.

13.3 Form 10QSB for the Period ended June 30, 2002, filed on August 14, 2002, incorporated herein by reference.

99.1 Certification of Disclosure by the Company's Chief Executive Officer and Chief Financial Officer

(B)  Reports on Form 8-K

None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         BLUE MOON INVESTMENTS


Dated:  December 18, 2002       Per:     /s/David Ward
                                         --------------------------------------
                                         David Ward,
                                         President, C.E.O., C.F.O. and Director

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.




                                         /s/David Ward
                                         ---------------------------------------
                                         David Ward,
                                         President, C.E.O., C.F.O. and Director



                                         December 18, 2002
                                         ---------------------------------------
                                         Date

PART II

ITEM 7 FINANCIAL STATEMENTS


                              BLUE MOON INVESTMENTS

                          Index to Financial Statements

                                                                            Page
                                                                            ----


Independent Auditors' Report .............................................   F-2

Balance Sheet at September 30, 2002 ......................................   F-3

Statements of Operations for the years ended September 30, 2002 and 2001 .   F-4

Statements of Changes in Shareholders' Equity for the period from
     October 1, 2000 through September 30, 2002 ..........................   F-5

Statements of Cash Flows for the years ended September 30, 2002 and 2001 .   F-6

Notes to Financial Statements ............................................   F-7

                          Independent Auditors' Report

To the Board of Directors and Shareholders


We have audited the balance sheet of Blue Moon Investments as of September 30, 2002 and the related statements of operations, changes in shareholders' equity and cash flows for the years ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blue Moon Investments as of September 30, 2002, and the related statements of operations and cash flows for the years ended September 30, 2002 and 2001 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficiency as of September 30, 2002 and a history of recurring losses. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Cordovano and Harvey, P.C.
------------------------------
Cordovano and Harvey, P.C.
Denver, Colorado
December 19, 2002

                              BLUE MOON INVESTMENTS

                                  Balance Sheet
                               September 30, 2002


                                     Assets
Current assets:
    Cash .........................................................   $    447
    Deferred offering costs ......................................     24,986
    Prepaid expenses and other ...................................      5,000
                                                                     --------

                  Total current assets ...........................   $ 30,433
                                                                     ========


                      Liabilities and Shareholders' Equity

Current liabilities:
    Accounts payable and accrued liabilities .....................   $ 10,890
    Due to related party (Note 2) ................................      6,000
                                                                     --------
                  Total current liabilities ......................     16,890
                                                                     --------

Shareholders' equity:
    Common stock, $.0001 par value. 100,000,000 shares authorized,
       500,000 shares issued and outstanding .....................         50
    Additional paid-in capital ...................................     50,558
    Retained deficit .............................................    (37,065)
                                                                     --------

                  Total shareholders' equity .....................     13,543
                                                                     --------

                                                                     $ 30,433
                                                                     ========

                 See accompanying notes to financial statements

                              BLUE MOON INVESTMENTS

                            Statements of Operations

                                                 Years Ended September 30,
                                                   ----------------------
                                                     2002         2001
                                                   ---------    ---------
Costs and expenses
    Selling, general and administrative expenses   $  12,246    $  15,954
                                                   ---------    ---------


                   Loss before income taxes ....     (12,246)     (15,954)
                                                   ---------    ---------

Income tax provision (Note 3) ..................        --           --
                                                   ---------    ---------

                   Net loss ....................   $ (12,246)   $ (15,954)
                                                   =========    =========

Basic and diluted loss per share ...............   $   (0.02)   $   (0.03)
                                                   =========    =========

Weighted average common shares outstanding .....     500,000      500,000
                                                   =========    =========


                 See accompanying notes to financial statements

                              BLUE MOON INVESTMENTS

                 Statements of Changes in Shareholders' Deficit


                                                                            Common Stock      Additional
                                                                         -------------------   Paid-In    Retained
                                                                          Shares    Par Value  Capital     Deficit     Total
                                                                         --------   --------   --------   --------    --------
                                              BALANCE, OCTOBER 1, 2000    500,000         50      7,229     (8,865)     (1,586)

Third party expenses paid by an affiliate on
   behalf of the Company (Note 2) ....................................       --         --       35,011       --        35,011
Net loss for year ended September 30, 2001 ...........................       --         --         --      (15,954)    (15,954)
                                                                         --------   --------   --------   --------    --------
                                           BALANCE, SEPTEMBER 30, 2001    500,000         50     42,240    (24,819)     17,471

Third party expenses paid by an affiliate on
   behalf of the Company (Note 2) ....................................       --         --        8,318       --         8,318
Net loss for the year ended September 30, 2002 .......................       --         --         --      (12,246)    (12,246)
                                                                         --------   --------   --------   --------    --------
                                           BALANCE, SEPTEMBER 30, 2002    500,000   $     50   $ 50,558   $(37,065)   $ 13,543
                                                                         ========   ========   ========   ========    ========

                 See accompanying notes to financial statements

                              BLUE MOON INVESTMENTS

                            Statements of Cash Flows

                                                            Years Ended September 30,
                                                              --------------------
                                                                2002        2001
                                                              --------    --------
Cash flows from operating activities:
    Net loss ..............................................   $(12,246)   $(15,954)
    Adjustments to reconcile net loss to net cash
       used by operating activities:
                Prepaid expenses and other current assets .     (5,000)       --
                Accounts payable and accrued liabilities ..      3,375       5,930
                                                              --------    --------
                     Net cash used in
                         operating activities .............    (13,871)    (10,024)
                                                              --------    --------

Cash flows from financing activities:
    Payments for deferred offering costs ..................       --       (24,987)
                                                              --------    --------
    Proceeds from loan issuance by related party (Note 2) .      6,000
    Third party expenses paid by affiliate on behalf of the
       Company (Note 2) ...................................      8,318      35,011
                                                              --------    --------
                     Net cash provided by
                         financing activities .............     14,318      10,024
                                                              --------    --------

                     Net change in cash and
                         cash equivalents .................        447        --

Cash and cash equivalents:
    Beginning of period ...................................       --          --
                                                              --------    --------

    End of period .........................................   $    447    $   --
                                                              ========    ========

Supplemental disclosure of cash flow information:
       Cash paid during the year for:
       Income taxes .......................................   $   --      $   --
                                                              ========    ========
       Interest ...........................................   $   --      $   --
                                                              ========    ========

                 See accompanying notes to financial statements

                           BLUE MOON INVESTMENTS, INC.
                          Notes To Financial Statements


Note 1: Organization and summary of significant accounting policies

Organization
------------

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has a working capital deficiency as of September 30, 2002 and has suffered recurring losses. These factors, among others, may indicate that the Company will be unable to continue as a going concern for reasonable period of time.

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

The Company is also plans to raise $200,000 through a common stock offering included on a Registration Statement filed with the Securities and Exchange Commission ("SEC") on Form SB-2 (see Note 4). There is no assurance that the affiliate will continue to provide capital to the Company, that the Company can identify a target company and consummate a business combination, or that the Company will be successful in raising capital through its common stock offering. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Summary of significant accounting policies
------------------------------------------

Cash and equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash or cash equivalents at September 30, 2002.

                           BLUE MOON INVESTMENTS, INC.
                          Notes To Financial Statements


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

At September 30, 2002, there was no variance between basic and diluted loss per share as there were no potentially dilutive common shares outstanding.

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

                           BLUE MOON INVESTMENTS, INC.
                          Notes To Financial Statements


Note 2: Related party transactions

At this time, the Company has no need for an office.

The Company does not maintain a checking account and expenses incurred by the Company have historically been paid by an affiliate. During the years ended September 30, 2002 and 2001, the Company incurred $28,200 in expenses of which $17,310 was paid by the affiliate. The remaining balance of $10,890 is included in accounts payable and accrued liabilities in the accompanying financial statements.

The affiliate also advanced $6,000 to the Company for working capital during the year ended September 30, 2002. The advance is noninterest bearing and is to be paid from the proceeds of the proposed common stock offering.

The affiliate also paid $19,081 of the total $24,987 in deferred offering costs on behalf of the Company during the years ended September 30, 2002 and 2001. The remaining balance of $5,906 is included in accounts payable and accrued liabilities in the accompanying financial statements.

Since the Company's inception, the affiliate has paid offering costs and expenses on behalf of the Company totaling $50,558. The affiliate does not expect to be repaid for the expenses it pays on behalf of the Company. Accordingly, payments made by the affiliate are classified as additional paid-in capital.

Note 3: Income taxes

A reconciliation of U.S. statutory federal income tax rate to the effective rate is as follows:

                                                          For the Years Ended
                                                             September 30,
                                                          ---------------------
                                                             2002       2001
                                                          ---------   ---------
U.S. statutory federal rate ............................     15.00%      15.00%
State income tax rate, net of federal benefit ..........      3.94%       3.94%
Net operating loss (NOL) for which no tax
    benefit is currently available .....................    -18.94%     -18.94%
                                                          ---------   ---------
                                                              0.00%       0.00%
                                                          =========   =========

At September 30, 2002, deferred taxes consisted of a net tax asset of $6,295, due to operating loss carryforwards of $37,065, which was fully allowed for, in the valuation allowance of $6,295. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The changes in the valuation allowance for the years ended September 30, 2002 and 2001 were $2,319 and $3,021, respectively. Net operating loss carryforwards will expire through 2022.

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

                           BLUE MOON INVESTMENTS, INC.
                          Notes To Financial Statements


Should the Company undergo an ownership change, as defined in Section 382 of the Internal Revenue Code, the Company's tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation which could reduce or defer the utilization of those losses.

Note 4: Form SB-2 Filing

The Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission ("SEC") in January of 2001 to offer for sale 200,000 common shares at $1.00 per share. To date, the SEC has not declared the Form SB-2 effective.