Form 10QSB
period 2003-06-30
BLUE MOON INVESTMENTS
filed 2003-08-14
CIK 1094376

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[xx] QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
     OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                        Commission file Number: 000-29021

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

                              BLUE MOON INVESTMENTS


                                      INDEX

PART 1. FINANCIAL INFORMATION

        Item 1.  Financial Statements

                 Condensed Balance Sheet as of June 30, 2003
                 (unaudited)..............................................    3

                 Condensed Statements of Operations for the three
                 and nine months ended June 30, 2003 and 2002
                 (unaudited)..............................................    4

                 Condensed  Statements  of Cash Flows for the
                 nine  months  ended  June 30,  2003 and 2002
                 (unaudited)..............................................    5

                 Notes to Condensed Financial Statements..................    6

        Item 2   Plan of Operation........................................

        Item 3   Controls and Procedures..................................

PART II. OTHER INFORMATION

        Item 1   Legal Proceedings........................................    11

        Item 2   Changes in Securities and Use of Proceeds................    11

        Item 3   Defaults Upon Senior Securities..........................    11

        Item 4   Submission of Matters to a Vote of Security Holders......    11

        Item 5   Other Information........................................    12

        Item 6   Exhibits and Reports on Form 8K..........................    12

        SIGNATURES........................................................    12

                           BLUE MOON INVESTMENTS, INC.

                             Condensed Balance Sheet
                                  June 30, 2003
                                   (Unaudited)


                                     Assets

Deferred offering costs ...................................   $ 31,270
                                                              ========


                       Liabilities and Shareholders' Equity

Current liabilities:
    Bank overdraft ........................................   $  1,009
    Accounts payable and accrued liabilities ..............     11,931
    Loan payable (Note 3) .................................      7,900
    Due to related party (Note 2) .........................     19,900
                                                              --------
                  Total current liabilities ...............     40,740
                                                              --------

Shareholders' equity:
    Common stock ..........................................         50
    Additional paid-in capital ............................     48,558
    Retained deficit ......................................    (58,078)
                                                              --------

                  Total shareholders' equity ..............     (9,470)
                                                              --------

                                                              $ 31,270
                                                              ========

            See accompanying notes to condensed financial statements

                           BLUE MOON INVESTMENTS, INC.

                       Condensed Statements of Operations
                                   (Unaudited)

                                                    Three Months Ended         Nine Months Ended
                                                          June 30,                  June 30,
                                                   ----------------------    ----------------------
                                                      2003        2002          2003         2002
                                                   ---------    ---------    ---------    ---------
Costs and expenses
    Selling, general and administrative expenses   $   5,561    $     803    $  21,013    $   5,118
                                                   ---------    ---------    ---------    ---------
                   Loss before income taxes ....      (5,561)        (803)     (21,013)      (5,118)
                                                   ---------    ---------    ---------    ---------

Income tax provision (Note 4) ..................        --           --           --           --
                                                   ---------    ---------    ---------    ---------

                   Net loss ....................   $  (5,561)   $    (803)   $ (21,013)   $  (5,118)
                                                   =========    =========    =========    =========

Basic and diluted loss per share ...............   $   (0.01)   $   (0.00)   $   (0.04)   $   (0.01)
                                                   =========    =========    =========    =========

Weighted average common shares outstanding .....     500,000      500,000      500,000      500,000
                                                   =========    =========    =========    =========

            See accompanying notes to condensed financial statements

                           BLUE MOON INVESTMENTS, INC.

                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                              Nine Months Ended
                                                                  June 30,
                                                            -------------------
                                                              2003       2002
                                                            --------   --------
                     Net cash used in
                         operating activities ...........   $(14,264)  $   (154)
                                                            --------   --------

Cash flows from financing activities:
    Payments for deferred offering costs ................     (5,983)      --
    Proceeds from loan issuance by related party (Note 2)     11,900      1,000
    Proceeds from loan issuance by third party (Note 3) .      7,900       --
                                                            --------   --------
                     Net cash provided by
                         financing activities ...........     13,817      1,000
                                                            --------   --------

                     Net change in cash and
                         cash equivalents ...............       (447)       846

Cash and cash equivalents:
    Beginning of period .................................        447       --
                                                            --------   --------

    End of period .......................................   $   --     $    846
                                                            ========   ========

Supplemental disclosure of cash flow information:
   Cash paid during the year for:
       Income taxes .....................................   $   --     $   --
                                                            ========   ========
       Interest .........................................   $   --     $   --
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

Note 2: Related Party Transactions

The Company was indebted to RD Capital, Inc. ("RD Capital"), an affiliate, in the amount of $8,000 for working capital at the beginning of the quarter to which this quarterly report relates. The loan is interest free and is due on demand. The loan is included in the financial statements as indebtedness to related party. The affiliate loaned the Company an additional $11,900 for working capital during the nine months ended June 30, 2003. As of June 30, 2003, the Company is indebted to the affiliate for $19,900. The fair value of the related party debt approximates fair value due to the short-term maturity of the instruments.

R.D. Capital has assumed responsibility for payment of certain obligations on behalf of the Company. The Company accounts for such payments as contributed capital. During the nine months ended June 30, 2003 and 2002, R.D. Capital made payments to vendors totaling $-0- and $2,458, respectively, on behalf of the Company. Through June 30, 2003, R.D. Capital, Inc. has contributed a total of $48,558 to capital.

During the first quarter, the Company reclassified $2,000 from additional paid-in capital to indebtedness to related party to report working capital advances received from RD Capital.

Amounts owed to management, including RD Capital, will not be repaid with proceeds raised through the Company's common stock offering on Form SB-2 (see
Note 5).

Note 3: Loan Payable

An unrelated third party loaned the Company a total of $7,900 for working capital during the nine months ended June 30, 2003. The loan, reflected in the financial statements as loans payable, is interest free, due on demand and convertible into common stock at the rate to be determined on the date of issuance. The fair value of the loan approximates fair value due to its short-term maturity.

                           BLUE MOON INVESTMENTS, INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)


Note 4: Income Taxes

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the periods shown on the condensed financial statements resulting in a deferred tax asset, which was fully allowed for, therefore the net benefit and expense result in $-0- income taxes.

Note 5: Form SB-2 Filing

The Company has filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission ("SEC") to offer for sale 200,000 common shares at $.50 per share. To date, the SEC has not declared the Form SB-2 effective.

                               PLAN OF OPERATIONS

The following discussion of the plan of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the nine months ended June 30, 2003. This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

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

        None

Item 3  DEFAULTS UPON SENIOR SECURITIES

        None

Item 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

Item 5  OTHER INFORMATION

        None

Item 6  EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

             99.1 Certification of Disclosure by the Company's C.E.O. and C.F.O.
             99.2 Section 906 Certification

        (b) Reports on Form 8-K

                 None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              BLUE MOON INVESTMENTS


Dated:  August 13, 2003             Per:  /s/ David Ward
                                          --------------------------------------
                                          David Ward,
                                          C.E.O., C.F.O., President and Director