Form 10KSB
period 2003-09-30
BLUE MOON INVESTMENTS
filed 2003-12-23
CIK 1094376

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[xx] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____


                        Commission file Number: 000-29021

                              BLUE MOON INVESTMENTS
                  --------------------------------------------
                 (Name of small business issuer in its charter)

                                     Nevada
          ------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   98-0210152
                      -------------------------------------
                     (I.R.S. Employer Identification Number)

                         Suite 810, 1708 Dolphin Avenue
                       Kelowna, British Columbia, V1Y 9S4
                     --------------------------------------
                    (Address of principal executive offices)

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

The Issuer's revenues for its fiscal year ended September 30, 2003 were $0.00.

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

On September 30, 2003, the number of shares outstanding of the registrant's Common Stock was 500,000.

Transitional Small Business Disclosure Format (Check one):  Yes ____; No __X__

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

Item 7.  Financial Statements
-----------------------------

The audited financial statements for Blue Moon Investments for the year ending September 30, 2003 are included as part of this Form 10KSB following the signature page of this Form 10KSB.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
-----------------------------------------------------------------------

There were no changes or disagreements with Accountants or Auditors during the fiscal year ending September 30, 2003.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
----------------------------------------------------------------------

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

Name                            Age      Position
----                            ---      --------

David Ward                      43       President, Chief Executive Officer and
                                         Chief Financial Officer and Director
Ron Schlitt                     44       Secretary, Treasurer and Director


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


------------------------------------------------------------------------------------------------------------------------
                                              SUMMARY COMPENSATION TABLE
------------------------------------------------------------------------------------------------------------------------
                                                                              Long Term Compensation
---------------------------------------------------------------------- -------------------------------------- ----------
                                         Annual Compensation                    Awards            Payouts
-------------------------------- ------------------------------------- -------------------------- ----------- ----------
          (a)             (b)        (c)         (d)          (e)          (f)          (g)          (h)         (i)
------------------------ ------- ------------ ----------- ------------ ------------ ------------- ----------- ----------
                                                             Other                                               All
                                                            Annual     Restricted    Securities                 Other
  Name and Principle                                         Comp-        Stock      Underlying      LTIP       Comp-
       Position                    Salary       Bonus      ensation     Award(s)    Option/SARs    Payouts    ensation
                          Year       ($)         ($)          ($)          ($)          (#)          ($)         ($)
------------------------ ------- ------------ ----------- ------------ ------------ ------------- ----------- ----------
David Ward,              2002/      $0.00       $0.00        $0.00        $0.00          0          $0.00       $0.00
President                2003
------------------------ ------- ------------ ----------- ------------ ------------ ------------- ----------- ----------
Ron Schlitt,             2002/      $0.00       $0.00        $0.00        $0.00          0          $0.00       $0.00
Secretary, Treasurer     2003
and Director
------------------------ ------- ------------ ----------- ------------ ------------ ------------- ----------- ----------

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

The following table provides information regarding the beneficial ownership of our common stock as of September 30, 2003 by:

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

(A)      Exhibits

Exhibit
Number          Description
-------         -----------
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

13.1 Form 10QSB for the Period ended December 31, 2002, filed on February 14, 2003, incorporated herein by reference.

13.2 Form 10QSB for the Period ended March 31, 2003, filed on May 15, 2003, incorporated herein by reference.

13.3 Form 10QSB for the Period ended June 30, 2003, filed on August 14, 2003, incorporated herein by reference.

31              Section 302 Certification

32              Section 906 Certification

(B) Reports on Form 8-K

None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BLUE MOON INVESTMENTS

Dated:  December 18, 2003         Per:  /s/ David Ward
                                        --------------------------------------
                                        David Ward,
                                        President, C.E.O., C.F.O. and Director

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

                                 /s/ David Ward
                                 ----------------------------------------------
                                 David Ward, President, C.E.O., C.F.O. Director

                                 December 18, 2003
                                 -----------------
                                 Date

                          BLUE MOON INVESTMENTS, INC.

                         Index to Financial Statements


                                                                         Page
                                                                         ----

Independent Auditors' Report............................................. F-2

Balance Sheet at September 30, 2003...................................... F-3

Statements of Operations for the years ended
     September 30, 2003 and 2002......................................... F-4

Statement of Changes in Shareholders' Deficit for the period from
     October 1, 2001 through September 30, 2003.......................... F-5

Statements of Cash Flows for the years ended
     September 30, 2003 and 2002......................................... F-6

Notes to Financial Statements............................................ F-7

                          Independent Auditors' Report


To the Board of Directors and Shareholders
Blue Moon Investments, Inc.

We have audited the balance sheet of Blue Moon Investments, Inc. as of September 30, 2003 and the related statements of operations, changes in shareholders' deficit and cash flows for the years ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blue Moon Investments, Inc. as of September 30, 2003, and the results of its operations and its cash flows for the years ended September 30, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficiency as of September 30, 2003 and a history of recurring losses. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Cordovano and Harvey, P.C.
Denver, Colorado
October 20, 2003

                          BLUE MOON INVESTMENTS, INC.

                                 Balance Sheet
                               September 30, 2003



                                     Assets

Current assets:
    Cash......................................................$          2,647
                                                                ---------------
                  Total current assets........................           2,647

Deferred offering costs.......................................          31,406
                                                                ---------------

                                                              $         34,053
                                                                ===============


                      Liabilities and Shareholders' Deficit

Current liabilities:
    Accounts payable and accrued liabilities..................$         12,306
    Loans payable (Note 3)....................................          11,150
    Indebtedness to related party (Note 2)....................          23,150
                                                                ---------------
                  Total current liabilities...................          46,606
                                                                ---------------

Shareholders' deficit (Note 5):
    Common stock, $.0001 par value; 100,000,000 shares........
       authorized, 500,000 shares issued and outstanding......              50
    Additional paid-in capital................................          48,558
    Retained deficit..........................................         (61,161)
                                                                ---------------

                  Total shareholders' deficit.................         (12,553)
                                                                ---------------

                                                              $         34,053
                                                                ===============




                 See accompanying notes to financial statements
                                      F-3


                          BLUE MOON INVESTMENTS, INC.

                            Statements of Operations


                                                                    Years Ended
                                                                   September 30,
                                                           ----------------------------
                                                               2003            2002
                                                           ------------   -------------
Costs and expenses:
    Selling, general and administrative expenses...........$    24,096    $     12,246
                                                           ------------   -------------

                    Loss before income taxes...............    (24,096)        (12,246)
                                                           ------------   -------------

Income tax provision (Note 4)..............................     --              --
                                                           ------------   -------------

                    Net loss...............................$   (24,096)   $    (12,246)
                                                           ============   =============

Basic and diluted loss per share...........................$     (0.05)   $      (0.02)
                                                           ============   =============

Weighted average common shares outstanding.................    500,000         500,000
                                                           ============   =============





                 See accompanying notes to financial statements
                                      F-4


                          BLUE MOON INVESTMENTS, INC.

                 Statements of Changes in Shareholders' Deficit



                                                               Common Stock       Additional
                                                          ----------------------    Paid-In   Retained
                                                             Shares   Par Value     Capital    Deficit       Total
                                                          ---------- -----------  ---------- ----------- ----------
                            Balance, October 1, 2001......  500,000          50      42,240    (24,819)     17,471

Third party expenses paid by an affiliate on
   behalf of the Company (Note 2).........................        -           -       8,318          -       8,318
Net loss for year ended September 30, 2002................        -           -           -    (12,246)    (12,246)
                                                          ---------- -----------  ---------- ----------  ----------

                         Balance, September 30, 2002......  500,000          50      50,558    (37,065)     13,543

Reclassification of advances received from an affiliate
   to "indebtedness to related party" (Note 2)............        -           -      (2,000)         -      (2,000)
Net loss for the year ended September 30, 2003............        -           -           -    (24,096)    (24,096)
                                                          ---------- -----------  ---------- ----------- ----------

                         Balance, September 30, 2003......  500,000   $      50    $ 48,558  $ (61,161)  $ (12,553)
                                                          ========== ===========  ========== =========== ==========






                 See accompanying notes to financial statements
                                       F-5


                          BLUE MOON INVESTMENTS, INC.

                            Statements of Cash Flows

                                                                                       Years Ended
                                                                                       September 30,
                                                                                 -----------------------
                                                                                    2003         2002
                                                                                 ----------   ----------
Cash flows from operating activities:
    Net loss.....................................................................$  (24,096)  $ (12,246)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
          Changes in operating assets and liabilities:
                Prepaid expenses and other current assets........................     5,000      (5,000)
                Accounts payable and accrued liabilities........................      1,416       3,375
                                                                                   --------    --------
                      Net cash used in
                         operating activities...................................    (17,680)    (13,871)
                                                                                   --------    --------

Cash flows from financing activities:
    Payments for deferred offering costs.........................................    (6,420)         --
    Proceeds from related party advances (Note 2)................................    15,150       6,000
    Proceeds from issuance of loans payable (Note 3).............................    11,150          --
    Third party expenses paid by affiliate on behalf of the
       Company (Note 2)..........................................................        --       8,318
                                                                                   --------    --------
                      Net cash provided by
                         financing activities....................................    19,880      14,318
                                                                                   --------    --------
                      Net change in cash.........................................     2,200         447

Cash, beginning of year..........................................................       447          --
                                                                                   --------    --------
Cash, end of year................................................................$    2,647   $     447
                                                                                   ========    ========


Supplemental disclosure of cash flow information: Cash paid during the year for:
       Income taxes..............................................................$       --   $      --
                                                                                   ========    ========
       Interest..................................................................$       --   $      --
                                                                                   ========    ========
    Non-cash financing activity:
       Reclassification of affiliate advances as "indebtedness to related
          party", previously booked as contributed capital (Note 2)..............$   2,000    $ (2,000)
                                                                                   ========    ========



                 See accompanying notes to financial statements
                                      F-6

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has a working capital deficiency as of September 30, 2003 and has suffered recurring losses. These factors, among others, may indicate that the Company will be unable to continue as a going concern for reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon continuing advances and loans from an affiliate and unrelated third party to meet its obligations on a timely basis, consummating a business combination with an operating company, and ultimately attaining profitability. There is no assurance that the affiliate and/or unrelated third party will continue to provide capital to the Company, or that the Company can identify a target company and consummate a business combination.

Summary of significant accounting policies
------------------------------------------

Cash and equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at September 30, 2003.

Fair value of financial instruments

The Company's financial instruments consist of accounts payable, accrued liabilities and short-term loans. The carrying amounts of the current liabilities approximate fair value due to the short-term maturity of the instruments.

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

                           BLUE MOON INVESTMENTS, INC.

                          Notes To Financial Statements

Change in presentation

Certain balances for the year ended September 30, 2002 have been reclassified to conform with the current year presentation with no effect on net income. These balances include reclassifying certain related party advances, previously recorded as contributed capital, to a liability account.

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

Deferred offering costs

Costs related to common stock offerings are recorded initially as a deferred asset until the offering is successfully completed, at which time they are recorded as a reduction of gross proceeds in shareholders' equity. If an offering is not successful, the costs are charged to operations at that time.

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

At September 30, 2003, there was no variance between basic and diluted loss per share as any potential common stock equivalents would have been anti-dilutive.

Note 2:  Related party transactions

At this time, the Company has no need for an office.

During the three months ended December 31, 2002, the Company reclassified $2,000 from "additional paid-in capital" to "indebtedness to related party" to report working capital advances received from RD Capital Inc. ("RD Capital"), an affiliate.

The Company was indebted to RD Capital in the amount of $8,000 for working capital advances as of September 30, 2003. The advances are interest free and are due on demand. The advances are included in the financial statements as "indebtedness to related party". The affiliate advanced the Company an additional $15,150 for working capital during the year ended September 30, 2003. As of September 30, 2003, the Company is indebted to the affiliate for $23,150. The fair value of the related party debt approximates fair value due to the short-term maturity of the instruments.

                           BLUE MOON INVESTMENTS, INC.

                          Notes To Financial Statements


During the years ended September 30, 2003 and 2002, RD Capital paid expenses on behalf of the Company totaling $-0-, and $8,318, respectively. The payments are included in the accompanying financial statements as "additional paid-in capital".

Note 3: Loan payable

An unrelated third party loaned the Company a total of $11,150 for working capital during the year ended September 30, 2003. The loan, reflected in the financial statements as loans payable, is interest free, due on demand and convertible into common stock at the rate to be determined on the date of issuance. The fair value of the loan approximates fair value due to its short-term maturity.

Note 4:  Income taxes

A reconciliation of U.S. statutory federal income tax rate to the effective rate is as follows:

                                                         Years Ended
                                                        September 30,
                                              -------------------------------
                                                     2003            2002
                                              --------------- ---------------
U.S. statutory federal rate...................        15.00%          15.00%
Net operating loss (NOL) for which no tax
    benefit is currently available............       -15.00%         -15.00%
                                              --------------- ---------------
                                                       0.00%           0.00%
                                              =============== ===============


At September 30, 2003, deferred taxes consisted of a net tax asset of $9,174, due to operating loss carryforwards of $61,161, which was fully allowed for, in the valuation allowance of $9,174. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The changes in the valuation allowance for the years ended September 30, 2003 and 2002 were $3,614 and $1,837, respectively. Net operating loss carryforwards will expire through 2023.

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