Form 10QSB
period 2003-12-31
BLUE MOON INVESTMENTS
filed 2004-02-17
CIK 1094376

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


     [xx] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003

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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 500,000 common shares as at December 31, 2003

Transitional Small Business Disclosure Format (check one):  Yes [  ]    No [ X ]

                              BLUE MOON INVESTMENTS


                                      INDEX

PART 1.  FINANCIAL INFORMATION

         Item 1.   Financial Statements

                   Condensed Balance Sheet as of December 31, 2003 (unaudited)

                   Condensed Statements of Operations for the three months ended December 31, 2003 and 2002(unaudited)

                   Condensed Statements of Cash Flows for the three months ended December 31, 2003 and 2002 (unaudited)

                   Notes to Condensed Financial Statements

         Item 2    Plan of Operation

         Item 3    Controls and Procedures

PART II. OTHER INFORMATION

         Item 1    Legal Proceedings

         Item 2    Changes in Securities and Use of Proceeds

         Item 3    Defaults Upon Senior Securities

         Item 4    Submission of Matters to a Vote of Security Holders

         Item 5    Other Information

         Item 6    Exhibits and Reports on Form 8K


         SIGNATURES

                           BLUE MOON INVESTMENTS, INC.

                            Condensed Balance Sheet
                               December 31, 2003
                                  (Unaudited)



                                     Assets

Total Assets ......................................................... $     --
                                                                       ========

                      Liabilities and Shareholders' Deficit

Current liabilities:
    Bank overdraft ................................................... $    438
    Accounts payable and accrued liabilities .........................   10,473
    Loans payable (Note 3) ...........................................   11,150
    Indebtedness to related party (Note 2) ...........................   23,150
                                                                       --------
                  Total current liabilities ..........................   45,211
                                                                       --------

Shareholders' deficit:
    Common stock .....................................................       50
    Additional paid-in capital .......................................   48,558
    Retained deficit .................................................  (93,819)
                                                                       --------

                  Total shareholders' deficit ........................  (45,211)
                                                                       --------

Total Liabilities and Shareholders' Deficit .......................... $     --
                                                                       ========



            See accompanying notes to condensed financial statements

                                       3

                           BLUE MOON INVESTMENTS, INC.

                       Condensed Statements of Operations
                                   (Unaudited)



                                                                       Three Months Ended
                                                                          December 31,
                                                               ---------------------------------
                                                                     2003              2002
                                                               ----------------  ---------------
Costs and expenses:
    Selling, general and administrative expenses.............. $       1,250     $        7,435
    Offering costs............................................        31,406                 --
    Interest expense..........................................             2                 --
                                                               ----------------  ---------------

                    Loss before income taxes..................       (32,658)            (7,435)
                                                               ----------------  ---------------

Income tax provision (Note 4).................................            --                 --
                                                               ----------------  ---------------

                    Net loss.................................. $     (32,658)    $       (7,435)
                                                               ================  ===============

Basic and diluted loss per share.............................. $       (0.07)    $        (0.01)
                                                               ================  ===============

Weighted average common shares outstanding....................       500,000            500,000
                                                               ================  ===============




            See accompanying notes to condensed financial statements

                                       4

                           BLUE MOON INVESTMENTS, INC.

                       Condensed Statements of Cash Flows
                                   (Unaudited)



                                                             Three Months Ended
                                                                December 31,
                                                         -------------------------
                                                           2003            2002
                                                         ----------     ----------
                  Net cash used in
                      operating activities ............. $  (2,647)     $  (9,195)
                                                         ----------     ----------

Cash flows from financing activities:
  Payments for deferred offering costs .................         --         3,783
  Proceeds from loan issuance by related party (Note 2)          --         4,000
  Proceeds from loan issuance by third party (Note 3) ..         --         1,000
                                                         ----------     ----------
                  Net cash provided by
                      financing activities .............         --         8,783
                                                         ----------     ----------

                  Net change in cash and
                      cash equivalents .................     (2,647)         (412)

Cash and cash equivalents:
  Beginning of period ..................................      2,647           447
                                                         ----------     ----------

End of period .......................................... $       --     $      35
                                                         ==========     ==========

Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Income taxes ....................................... $       --     $      --
                                                         ==========     ==========
    Interest ........................................... $       --     $      --
                                                         ==========     ==========




            See accompanying notes to condensed financial statements

                           BLUE MOON INVESTMENTS, INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)



Note 1: Basis of Presentation

The condensed financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the year ended September 30, 2003 as filed in its Form 10-KSB and should be read in conjunction with the notes thereto. The Company is a "blank check" company. It was organized to evaluate, structure and complete a merger with, or acquisition of, a privately owned corporation.

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

Note 2: Related Party Transactions

The Company was indebted to RD Capital, Inc. ("RD Capital"), an affiliate, for $23,150 in working capital advances at the beginning of the quarter to which this quarterly report relates. The loans are interest free and are due on demand. RD Capital made no additional loans during the three months ended December 31, 2003. The loans are included in the financial statements as indebtedness to related party. The carrying amount of the related party debt approximates fair value due to the short-term maturity of the instruments.

Note 3: Loan Payable

As of September 30, 2003, an unrelated third party had loaned the Company a total of $11,150 for working capital. No additional loans were made during the three months ended December 31, 2003. The loan, reflected in the financial statements as loans payable, is interest free, due on demand and convertible into common stock at a rate to be determined on the date of issuance. The carrying amount of the loan approximates fair value due to its short-term maturity.

Note 4: Income Taxes

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the periods shown on the condensed financial statements resulting in a deferred tax asset, which was fully allowed for, therefore the net benefit and expense result in $-0- income taxes.

                               PLAN OF OPERATIONS

The following discussion of the plan of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the three months ended December 31, 2003. This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

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


                                         BLUE MOON INVESTMENTS


Dated:  February 12, 2004           Per: /s/ David Ward
                                         ------------------------------------
                                         David Ward,
                                         C.E.O., C.F.O., President and Director