Form 10QSB
period 2004-03-31
BLUE MOON INVESTMENTS
filed 2004-05-14
CIK 1094376

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[xx] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                        Commission file Number: 000-29021


                              BLUE MOON INVESTMENTS
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 500,000 common shares as at March 31, 2004

Transitional Small Business Disclosure Format (check one):  Yes [  ]    No [ X ]

                              BLUE MOON INVESTMENTS


                                      INDEX

PART 1.  FINANCIAL INFORMATION

          Item 1.  Financial Statements

                   Condensed Balance Sheet as of March 31, 2004 (unaudited)

                   Condensed Statements of Operations for the six months ended March 31, 2004 and 2003(unaudited)

                   Condensed Statements of Cash Flows for the six months ended March 31, 2004 and 2003 (unaudited)

                   Notes to Condensed Financial Statements

          Item 2   Plan of Operation

          Item 3   Controls and Procedures

PART II. OTHER INFORMATION

          Item 1   Legal Proceedings

          Item 2   Changes in Securities

          Item 3   Defaults Upon Senior Securities

          Item 4   Submission of Matters to a Vote of Security Holders

          Item 5   Other Information

          Item 6   Exhibits and Reports on Form 8K


          SIGNATURES

                          BLUE MOON INVESTMENTS, INC.

                            Condensed Balance Sheet
                                 March 31, 2004
                                  (Unaudited)


                                     Assets

Cash ..............................................................    $    612
                                                                       ========

                      Liabilities and Shareholders' Deficit

Current liabilities:
    Accounts payable and accrued liabilities ......................    $ 10,473
    Loans payable (Note 3) ........................................      13,000
    Indebtedness to related party (Note 2) ........................      25,000
                                                                       --------
                  Total current liabilities .......................      48,473
                                                                       --------

Shareholders' deficit:
    Common stock ..................................................          50
    Additional paid-in capital ....................................      48,558
    Retained deficit ..............................................     (96,469)
                                                                       --------

                  Total shareholders' deficit .....................     (47,861)
                                                                       --------

Total Liabilities and Shareholders' Deficit .......................    $    612
                                                                       ========




            See accompanying notes to condensed financial statements

                           BLUE MOON INVESTMENTS, INC.

                       Condensed Statements of Operations
                                  (Unaudited)




                                                    Three Months Ended       Six Months Ended
                                                         March 31,               March 31,
                                                  ---------------------   ---------------------
                                                     2004       2003         2004        2003
                                                  ---------  ----------   ----------  ---------
Costs and expenses:
    Selling, general and administrative expenses  $   2,643   $   8,017   $   3,893   $  15,452
    Offering costs (Note 5) ....................         --          --      31,406          --
    Interest expense ...........................          7          --           9          --
                                                  ---------   ---------   ---------   ---------

                 Loss before income taxes ......     (2,650)     (8,017)    (35,308)    (15,452)
                                                  ---------   ---------   ---------   ---------

Income tax provision (Note 4) ..................         --          --          --          --
                                                  ---------   ---------   ---------   ---------

                 Net loss ......................  $  (2,650)  $  (8,017)  $ (35,308)  $ (15,452)
                                                  =========   =========   =========   =========

Basic and diluted loss per share ...............  $   (0.01)  $   (0.02)  $   (0.07)  $   (0.03)
                                                  =========   =========   =========   =========

Weighted average common shares outstanding .....    500,000     500,000     500,000     500,000
                                                  =========   =========   =========   =========




            See accompanying notes to condensed financial statements


                           BLUE MOON INVESTMENTS, INC.

                       Condensed Statements of Cash Flows
                                  (Unaudited)



                                                                                  Six Months Ended
                                                                                      March 31,
                                                                                -------------------
                                                                                   2004       2003
                                                                                ---------  --------
                     Net cash used in
                         operating activities ..................................$  (5,735) $ (7,166)
                                                                                ---------  --------

Cash flows from financing activities:
    Payments for deferred offering costs .......................................       --    (3,783)
    Proceeds from loan issuance by related party (Note 2) ......................    1,850     7,900
    Proceeds from loan issuance by third party (Note 3) ........................    1,850     4,500
                                                                                ---------  --------
                     Net cash provided by
                         financing activities ..................................    3,700     8,617
                                                                                ---------  --------

                     Net change in cash and
                         cash equivalents ......................................   (2,035)    1,451

Cash and cash equivalents:
    Beginning of period ........................................................    2,647       447
                                                                                ---------  --------

    End of period ..............................................................$     612  $  1,898
                                                                                =========  ========

Supplemental disclosure of cash flow information:
    Cash paid during the year for:
       Income taxes ............................................................$      --  $     --
                                                                                =========  ========
       Interest ................................................................$      --  $     --
                                                                                =========  ========




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

Note 2: Related Party Transactions

As of September 30, 2003, RD Capital, Inc. ("RD Capital"), an affiliate, had loaned the Company a total of $23,150 for working capital. The loans are interest free and are due on demand. RD Capital made additional loans of $1,850 during the three months ended March 31, 2004, increasing the balance owed to $25,000 at March 31, 2004. The loans are included in the financial statements as "Indebtedness to related party". The carrying amount of the related party debt approximates fair value due to the short-term maturity of the instruments.

Note 3: Loan Payable

As of September 30, 2003, an unrelated third party had loaned the Company a total of $11,150 for working capital. Additional advances of $1,850 were received during the three months ended March 31, 2004, increasing the balance owed to $13,000 at March 31, 2004. The loan, reflected in the financial statements as "Loans payable", is interest free, due on demand and convertible into common stock at a rate to be determined on the date of issuance. The carrying amount of the loan approximates fair value due to its short-term maturity.

Note 4: Income Taxes

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the periods shown on the condensed financial statements resulting in a deferred tax asset, which was fully allowed for, therefore the net benefit and expense result in $-0- income taxes.

Note 5: Offering Costs

During the three months ended December 31, 2003, the Company expensed its deferred offering costs following the withdrawal of its Registration Statement on Form SB-2.

                               PLAN OF OPERATIONS

The following discussion of the plan of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the six months ended March 31, 2004. This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

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

                                     BLUE MOON INVESTMENTS


Dated:  May 13, 2004                 Per: /s/ David Ward
                                          --------------------------------------
                                          David Ward,
                                          C.E.O., C.F.O., President and Director