Form 10QSB
period 2004-06-30
BLUE MOON INVESTMENTS
filed 2004-08-16
CIK 1094376

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[xx] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                        Commission file Number: 000-29021

                              BLUE MOON INVESTMENTS
                              ---------------------
        (Exact name of small business issuer as specified in its charter)

                                     Nevada
                                     ------
         (State or other jurisdiction of incorporation or organization)

                                   98-0210152
                                   ----------
                     (I.R.S. Employer Identification Number)

                                    Suite 810
                               1708 Dolphin Avenue
                       Kelowna, British Columbia, V1Y 9S4
                       ----------------------------------
                    (Address of principal executive offices)

                                  (250)868-8177
                                  -------------
                           (Issuer's telephone number)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
                                       500,000 common shares as at June 30, 2004

Transitional Small Business Disclosure Format (check one):  Yes [  ]    No [ X ]

                              BLUE MOON INVESTMENTS


                                      INDEX

PART 1.  FINANCIAL INFORMATION

             Item 1.  Financial Statements

                      Condensed Balance Sheet as of June 30, 2004 (unaudited)

                      Condensed Statements of Operations for the three and nine months ended June 30, 2004 and 2003(unaudited)

                      Condensed Statements of Cash Flows for the nine months ended June 30, 2004 and 2003
                      (unaudited)

                      Notes to Condensed Financial Statements

             Item 2   Plan of Operation

             Item 3   Controls and Procedures

PART II. OTHER INFORMATION

             Item 1   Legal Proceedings

             Item 2 Changes in Securities and Small Business Issuer Purchases of Equity Securities

             Item 3   Defaults Upon Senior Securities

             Item 4   Submission of Matters to a Vote of Security Holders

             Item 5   Other Information

             Item 6   Exhibits and Reports on Form 8K


             SIGNATURES

                           BLUE MOON INVESTMENTS, INC.

                            Condensed Balance Sheet
                                 June 30, 2004
                                  (Unaudited)


                                     Assets

Cash .............................................................     $     35
                                                                       ========

                      Liabilities and Shareholders' Deficit

Current liabilities:
    Accounts payable and accrued liabilities .....................     $ 10,473
    Loans payable (Note 3) .......................................       13,000
    Indebtedness to related party (Note 2) .......................       25,500
                                                                       --------
                  Total current liabilities ......................       48,973
                                                                       --------

Shareholders' deficit:
    Common stock .................................................           50
    Additional paid-in capital ...................................       48,558
    Retained deficit .............................................      (97,546)
                                                                       --------

                  Total shareholders' deficit ....................      (48,938)
                                                                       --------

Total Liabilities and Shareholders' Deficit ......................     $     35
                                                                       ========




            See accompanying notes to condensed financial statements

                           BLUE MOON INVESTMENTS, INC.

                       Condensed Statements of Operations
                                  (Unaudited)

                                                   Three Months Ended      Nine Months Ended
                                                         June 30,               June 30,
                                                  ---------------------   ---------------------
                                                     2004        2003       2004        2003
                                                  ---------   ---------   ---------   ---------
Costs and expenses:
    Selling, general and administrative expenses  $   1,077       5,561   $   4,970   $  21,013
    Offering costs (Note 5) ....................         --          --      31,406          --
    Interest expense ...........................         --          --           9          --
                                                  ---------   ---------   ---------   ---------

                 Loss before income taxes ......     (1,077)     (5,561)    (36,385)    (21,013)
                                                  ---------   ---------   ---------   ---------

Income tax provision (Note 4) ..................         --          --          --          --
                                                  ---------   ---------   ---------   ---------

                 Net loss ......................  $  (1,077)  $  (5,561)  $ (36,385)  $ (21,013)
                                                  =========   =========   =========   =========

Basic and diluted loss per share ...............  $   (0.00)  $   (0.01)  $   (0.07)  $   (0.04)
                                                  =========   =========   =========   =========

Weighted average common shares outstanding .....    500,000     500,000     500,000     500,000
                                                  =========   =========   =========   =========




            See accompanying notes to condensed financial statements

                           BLUE MOON INVESTMENTS, INC.

                       Condensed Statements of Cash Flows
                                  (Unaudited)


                                                            Nine Months Ended
                                                                June 30,
                                                           -------------------
                                                             2004       2003
                                                           --------   --------
                     Net cash used in
                         operating activities ...........  $ (6,812)  $(14,264)
                                                           --------   --------

Cash flows from financing activities:
    Payments for deferred offering costs ................        --     (5,983)
    Proceeds from loan issuance by related party (Note 2)     2,350     11,900
    Proceeds from loan issuance by third party (Note 3)..     1,850      7,900
                                                           --------   --------
                     Net cash provided by
                         financing activities ...........     4,200     13,817
                                                           --------   --------

                     Net change in cash and
                         cash equivalents ...............    (2,612)      (447)

Cash and cash equivalents:
    Beginning of period .................................     2,647        447
                                                           --------   --------

    End of period .......................................  $     35   $     --
                                                           ========   ========

Supplemental disclosure of cash flow information:
    Cash paid during the year for:
       Income taxes .....................................  $     --   $     --
                                                           ========   ========
       Interest .........................................  $     --   $     --
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

Note 2: Related Party Transactions

As of September 30, 2003, RD Capital, Inc. ("RD Capital"), an affiliate, had loaned the Company a total of $23,150 for working capital. The loans are interest free and are due on demand. RD Capital made additional loans of $2,350 during the nine months ended June 30, 2004, increasing the balance owed to $25,500 at June 30, 2004. The loans are included in the financial statements as "Indebtedness to related party". The carrying amount of the related party debt approximates fair value due to the short-term maturity of the instruments.

Note 3: Loan Payable

As of September 30, 2003, an unrelated third party had loaned the Company a total of $11,150 for working capital. Additional advances of $1,850 were received during the nine months ended June 30, 2004, increasing the balance owed to $13,000 at June 30, 2004. The loan, reflected in the financial statements as "Loans payable", is interest free, due on demand and convertible into common stock at a rate to be determined on the date of issuance. The carrying amount of the loan approximates fair value due to its short-term maturity.

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

                               PLAN OF OPERATIONS

The following discussion of the plan of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the nine months ended June 30, 2004. This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

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

                                     PART II
                                OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         None

Item 2   CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER
         PURCHASES OF EQUITY SECURITIES

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

                                            BLUE MOON INVESTMENTS


Dated:  August 13, 2004            Per:   /s/ David Ward
                                          --------------------------------------
                                          David Ward,
                                          C.E.O., C.F.O., President and Director