Form 10KSB
period 2004-09-30
BLUE MOON INVESTMENTS
filed 2004-12-28
CIK 1094376

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


[xx] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2004

[] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____


                        Commission file Number: 000-29021
                                                ---------

                              BLUE MOON INVESTMENTS
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


                                     Nevada
         ---------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   98-0210152
                   ------------------------------------------
                     (I.R.S. Employer Identification Number)

                         Suite 810, 1708 Dolphin Avenue
                       Kelowna, British Columbia, V1Y 9S4
                    -----------------------------------------
                    (Address of principal executive offices)

                                  (250)868-8177
                           ---------------------------
                           (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:   None

Securities registered under Section 12(g) of the Exchange Act:   Common Shares

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter peri-od that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The Issuer's revenues for its fiscal year ended September 30, 2004 were $0.00.

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

On September 30, 2004, the number of shares outstanding of the registrant's Common Stock was 500,000.

Transitional Small Business Disclosure Format (Check one):  Yes   ; No X
                                                               ---    ---

                                     PART I
                                    BUSINESS

Item 1.  Description of Business

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

Item 7.  Financial Statements

The audited financial statements for Blue Moon Investments for the year ending September 30, 2004 are included as part of this Form 10KSB following the signature page of this Form 10KSB. Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
--------------------------------------------------------------------------------

There were no changes or disagreements with Accountants or Auditors during the fiscal year ending September 30, 2004.


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

Name                         Age       Position
--------------------         ---       ---------------------------------

David Ward                   42        President, Chief Executive Officer and
                                       Chief Financial Officer and Director
Ron Schlitt                  43        Secretary, Treasurer and Director


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


                                              SUMMARY COMPENSATION TABLE
------------------------------------------------------------------------------------------------------------------------
                                                                              Long Term Compensation
                                                                       --------------------------------------
                                         Annual Compensation                    Awards            Payouts
-------------------------------- ------------------------------------- -------------------------- ----------- ----------
          (a)             (b)        (c)         (d)          (e)          (f)          (g)          (h)         (i)
------------------------ ------- ------------ ----------- ------------ ------------ ------------- ----------- ----------
                                                             Other                                               All
                                                            Annual     Restricted    Securities                 Other
  Name and Principle                                         Comp-        Stock      Underlying      LTIP       Comp-
       Position                    Salary       Bonus      ensation     Award(s)    Option/SARs    Payouts    ensation
                          Year       ($)         ($)          ($)          ($)          (#)          ($)         ($)

------------------------ ------- ------------ ----------- ------------ ------------ ------------- ----------- ----------
David Ward,              2003/      $0.00       $0.00        $0.00        $0.00          0          $0.00       $0.00
President                2004
------------------------ ------- ------------ ----------- ------------ ------------ ------------- ----------- ----------
Ron Schlitt,             2003/      $0.00       $0.00        $0.00        $0.00          0          $0.00       $0.00
Secretary, Treasurer     2004
and Director
------------------------ ------- ------------ ----------- ------------ ------------ ------------- ----------- ----------

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table provides information regarding the beneficial ownership of our common stock as of September 30, 2004 by:

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

     *    each of our directors and named executive officers, and

     *    all of our directors and executive officers as a group.

                    Name and Address       Amount and Nature        Percent
Title of Class      of Beneficial Owner    of Beneficial Owner      of Class
--------------      -------------------    -------------------      --------

Common Stock        David Ward             152,000 common shares    30.4%
                    19690 - 50th Avenue    Direct Ownership
                    Langley, B.C.
                    V3A 4J2

Common Stock        Ron Schlitt            152,000 common shares    30.4%
                    1890 Ranchmont Cres.   Direct Ownership
                    Kelowna, B.C.
                    V1V 1T3

Common Stock        All Officers and       304,000 common shares    60.8%
                    Directors as a Group

The balance of our outstanding common stock is held by eight persons, none of whom hold 5% or more of our outstanding common stock.

Item 12.  Certain Relationships and Related Transactions

There have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

Item 13.  Exhibits, List and Reports on Form 8-K.

(A)  Exhibits

Exhibit
Number          Description

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

13.1 Form 10QSB for the Period ended December 31, 2003, filed on February 17, 2004, incorporated herein by reference.

13.2 Form 10QSB for the Period ended March 31, 2004, filed on May 14, 2004, incorporated herein by reference.

13.3 Form 10QSB for the Period ended June 30, 2004, filed on August 16, 2004, incorporated herein by reference.

31             Section 302 Certification

32             Section 906 Certification

(B)  Reports on Form 8-K

     None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     BLUE MOON INVESTMENTS


Dated:  December 23, 2004            Per: /s/ David Ward
                                          --------------------------------------
                                          David Ward,
                                          President, C.E.O., C.F.O. and Director

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.


                                          /s/ David Ward
                                          --------------------------------------
                                          David Ward, President, C.E.O.,
                                          C.F.O. Director

                                           December  23 , 2004
                                          --------------------------------------
                                           Date

                           BLUE MOON INVESTMENTS, INC.

                       Index to Financial Statements

                                                                            Page
                                                                            ----

Independent Auditors' Report..............................................   F-2

Balance Sheet at September 30, 2004.......................................   F-3

Statements of Operations for the years ended
     September 30, 2004 and 2003..........................................   F-4

Statement of Changes in Shareholders' Deficit for the period from
     October 1, 2002 through September 30, 2004...........................   F-5

Statements of Cash Flows for the years ended
     September 30, 2004 and 2003..........................................   F-6

Notes to Financial Statements.............................................   F-7

                          Independent Auditors' Report


To the Board of Directors and Shareholders
Blue Moon Investments, Inc.

We have audited the balance sheet of Blue Moon Investments, Inc. as of September 30, 2004 and the related statements of operations, changes in shareholders' deficit and cash flows for the years ended September 30, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blue Moon Investments, Inc. as of September 30, 2003, and the results of its operations and its cash flows for the years ended September 30, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficiency as of September 30, 2004 and a history of recurring losses. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Cordovano and Honeck, P.C.
------------------------------
Cordovano and Honeck, P.C.
Denver, Colorado
December 18, 2004

                           BLUE MOON INVESTMENTS, INC.

                                  Balance Sheet
                               September 30, 2004


                                     Assets
Current assets:
    Cash .........................................................   $     164
                                                                     =========


                      Liabilities and Shareholders' Deficit
Current liabilities:
    Accounts payable and accrued liabilities .....................   $  12,198
    Indebtedness to related parties (Note 2) .....................      40,000
                                                                     ---------
                  Total current liabilities ......................      52,198
                                                                     ---------

Shareholders' deficit (Note 4):
    Common stock, $.0001 par value; 100,000,000 shares authorized,
       500,000 shares issued and outstanding .....................          50
    Additional paid-in capital ...................................      48,558
    Retained deficit .............................................    (100,642)
                                                                     ---------

                  Total shareholders' deficit ....................     (52,034)
                                                                     ---------

                                                                     $     164
                                                                     =========
                 See accompanying notes to financial statements

                           BLUE MOON INVESTMENTS, INC.

                            Statements of Operations

                                                      Years Ended
                                                      September 30,
                                                   ----------------------
                                                     2004         2003
                                                   ---------    ---------
Costs and expenses:
    Selling, general and administrative expenses   $   8,067    $  24,096
    Offering costs (Note 4) ....................      31,406         --
    Interest expense ...........................           8    $    --
                                                   ---------    ---------

                    Loss before income taxes ...     (39,481)     (24,096)
                                                   ---------    ---------

Income tax provision (Note 3) ..................        --           --
                                                   ---------    ---------

                    Net loss ...................   $ (39,481)   $ (24,096)
                                                   =========    =========

Basic and diluted loss per common share ........   $   (0.08)   $   (0.05)
                                                   =========    =========

Weighted average common shares outstanding .....     500,000      500,000
                                                   =========    =========

                 See accompanying notes to financial statements

                           BLUE MOON INVESTMENTS, INC.

                  Statement of Changes in Shareholders' Deficit


                                                                            Common Stock         Additional
                                                                         ---------------------    Paid-In     Retained
                                                                           Shares   Par Value     Capital      Deficit       Total
                                                                         ---------   ---------   ---------    ---------   ---------
                                              Balance, October 1, 2002     500,000          50      50,558      (37,065)     13,543

Reclassification of advances received from an affiliate
   to "indebtedness to related party" (Note 2) .......................        --          --        (2,000)        --        (2,000)
Net loss for year ended September 30, 2003 ...........................        --          --          --        (24,096)    (24,096)
                                                                         ---------   ---------   ---------    ---------   ---------

                                           Balance, September 30, 2003     500,000          50      48,558      (61,161)    (12,553)

Net loss for the year ended September 30, 2004 .......................        --          --          --        (39,481)    (39,481)
                                                                         ---------   ---------   ---------    ---------   ---------

                                           Balance, September 30, 2004     500,000   $      50   $  48,558    $(100,642)  $ (52,034)
                                                                         =========   =========   =========    =========   =========

                 See accompanying notes to financial statements

                           BLUE MOON INVESTMENTS, INC.

                            Statements of Cash Flows

                                                                                Years Ended
                                                                                September 30,
                                                                            --------------------
                                                                              2004        2003
                                                                            --------    --------
Cash flows from operating activities:
    Net loss ............................................................   $(39,481)   $(24,096)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
          Loss incurred on offering costs (Note 4) ......................     31,406        --
          Changes in operating assets and liabilities:
                Prepaid expenses and other current assets ...............       --         5,000
                Accounts payable and accrued liabilities ................       (108)      1,416
                                                                            --------    --------
                      Net cash used in
                         operating activities ...........................     (8,183)    (17,680)
                                                                            --------    --------

Cash flows from financing activities:
    Payments for deferred offering costs ................................       --        (6,420)
    Proceeds from related party advances (Note 2)  ......................      5,700      26,300
                                                                            --------    --------
                      Net cash provided by
                         financing activities ...........................      5,700      19,880
                                                                            --------    --------

                      Net change in cash ................................     (2,483)      2,200

Cash, beginning of year .................................................      2,647         447
                                                                            --------    --------

Cash, end of year .......................................................   $    164    $  2,647
                                                                            ========    ========

Supplemental disclosure of cash flow information:
    Cash paid during the year for:
       Income taxes .....................................................   $   --      $   --
                                                                            ========    ========
       Interest .........................................................   $      8    $   --
                                                                            ========    ========
    Non-cash financing activity:
       Reclassification of affiliate advances as "indebtedness to related
          party", previously booked as contributed capital (Note 2) .....   $   --      $  2,000
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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has a working capital deficiency as of September 30, 2004 and has suffered recurring losses. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern for reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon the continued receipt of advances and loans from an affiliate and unrelated third party to meet its obligations on a timely basis, consummating a business combination with an operating company, and ultimately attaining profitability.

Summary of significant accounting policies

Cash and equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at September 30, 2004.

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

                           BLUE MOON INVESTMENTS, INC.

                          Notes To Financial Statements


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

Deferred offering costs

Costs related to common stock offerings are recorded initially as a deferred asset until the offering is successfully completed, at which time they are recorded as a reduction of gross proceeds in shareholders' equity. If an offering is not successful, the costs are charged to operations at that time (see Note 5).

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

At September 30, 2004, there was no variance between basic and diluted loss per share as any potential common stock equivalents would have been anti-dilutive.

Note 2:  Related party transactions

The Company maintains a mailing address at the offices of RD Capital, Inc. ("RD Capital"), an affiliate under common control. At this time, the Company has no need for an office.

During the three months ended December 31, 2002, the Company reclassified $2,000 from "additional paid-in capital" to "indebtedness to related party" to report working capital advances received from RD Capital.

The Company was indebted to RD Capital in the amount of $23,150 for working capital advances received through September 30, 2003. The advances are interest free and are due on demand. The advances are included in the financial statements as "Indebtedness to related parties". The affiliate advanced the Company an additional $2,850 for working capital during the year ended September 30, 2004. As of September 30, 2004, the Company is indebted to the affiliate for $26,000. Management plans to settle the liability for cash or stock. The fair value of the related party debt approximates fair value due to the short-term maturity of the instruments.

LME Holdings Co., Ltd., a shareholder, advanced the Company $2,850 and $11,150, respectively, for working capital during the years ended September 30, 2004 and 2003. The advances, reflected in the financial statements as "Indebtedness to related parties", are interest free, due on demand and convertible into common stock at a rate to be determined on the date of issuance. The fair value of the related party debt approximates fair value due to the short-term maturity of the instruments.

Note 3:  Income taxes

A reconciliation of U.S. statutory federal income tax rate to the effective rate is as follows:

                           BLUE MOON INVESTMENTS, INC.

                          Notes To Financial Statements


                                                       September 30,
                                                    --------------------
                                                      2004        2003
                                                    --------    --------
    U.S. statutory federal rate                      15.00%      15.00%
    Net operating loss (NOL) for which no tax
      benefit is currently available                -15.00%     -15.00%
                                                    --------    --------
                                                      0.00%       0.00%
                                                    ========    ========


At September 30, 2004, deferred taxes consisted of a net tax asset of $15,096, due to operating loss carryforwards of $100,642, which was fully allowed for, in the valuation allowance of $15,096. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The changes in the valuation allowance for the years ended September 30, 2004 and 2003 were $5,922 and $3,614, respectively. Net operating loss carryforwards will expire through 2024.

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

Note 4: Offering Costs

During the three months ended December 31, 2003, the Company expensed its deferred offering costs, totaling $31,406, following the withdrawal of its Registration Statement on Form SB-2.