Form 10QSB
period 2004-12-31
BLUE MOON INVESTMENTS
filed 2005-02-14
CIK 1094376

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


     [xx] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

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

                                   98-0210152
                     --------------------------------------
                     (I.R.S. Employer Identification Number)

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


State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest practicable date:     500,000 common shares as at
                                               December31, 2004

Transitional Small Business Disclosure Format (check one):  Yes []   No [ X ]

                              BLUE MOON INVESTMENTS


                                      INDEX


PART 1.  FINANCIAL INFORMATION

       Item 1. Financial Statements

               Condensed Balance Sheet as of December 31, 2004 (unaudited)    3

               Condensed Statements of Operations for the three months
               ended December 31, 2004 and 2003 (unaudited) ..............    4

               Condensed Statements of Cash Flows for the
               three months ended December 31, 2004 and
               2003 (unaudited) ..........................................    5

               Notes to Condensed Financial Statements ...................    6

       Item 2.  Plan of Operation ........................................    7

       Item 3.  Controls and Procedures ..................................   11

PART II. OTHER INFORMATION

       Item 1  Legal Proceedings .........................................   11

       Item 2  Changes in Securities and Small Business Issuer
               Purchases of Equity Securities ............................   11

       Item 3  Defaults Upon Senior Securities ...........................   12

       Item 4  Submission of Matters to a Vote of Security Holders .......   12

       Item 5  Other Information .........................................   12

       Item 6  Exhibits and Reports on Form 8K ...........................   12


       SIGNATURES ........................................................   12

                          BLUE MOON INVESTMENTS, INC.

                            Condensed Balance Sheet
                               December 31, 2004
                                  (Unaudited)


                                     Assets

Cash ..........................................................   $     164
                                                                  =========

                      Liabilities and Shareholders' Deficit

Current liabilities:
    Accounts payable and accrued liabilities ..................   $  13,532
    Indebtedness to related parties (Note 2) ..................      40,000
                                                                  ---------
                  Total current liabilities ...................      53,532
                                                                  ---------

Shareholders' deficit:
    Common stock ..............................................          50
    Additional paid-in capital ................................      48,558
    Retained deficit ..........................................    (101,976)
                                                                  ---------

                  Total shareholders' deficit .................     (53,368)
                                                                  ---------

Total Liabilities and Shareholders' Deficit ...................   $     164
                                                                  =========

            See accompanying notes to condensed financial statements

                           BLUE MOON INVESTMENTS, INC.

                       Condensed Statements of Operations
                                   (Unaudited)
                                                      Three Months Ended
                                                          December 31,
                                                   ----------------------
                                                     2004         2003
                                                   ---------    ---------
Costs and expenses:
    Selling, general and administrative expenses   $   1,334    $   1,250
    Offering costs .............................        --         31,406
    Interest expense ...........................        --              2
                                                   ---------    ---------

                    Loss before income taxes ...      (1,334)     (32,658)
                                                   ---------    ---------

Income tax provision (Note 4) ..................        --           --
                                                   ---------    ---------

                    Net loss ...................   $  (1,334)   $ (32,658)
                                                   =========    =========

Basic and diluted loss per share ...............   $   (0.00)   $   (0.07)
                                                   =========    =========

Weighted average common shares outstanding .....     500,000      500,000
                                                   =========    =========

            See accompanying notes to condensed financial statements

                           BLUE MOON INVESTMENTS, INC.

                       Condensed Statements of Cash Flows
                                   (Unaudited)
                                                    Three Months Ended
                                                        December 31,
                                                    -------------------
                                                      2004       2003
                                                    --------   -------
                     Net cash used in
                         operating activities ...   $   --     $(2,647)
                                                    --------   -------

                     Net change in cash and
                         cash equivalents .......       --      (2,647)

Cash and cash equivalents:
    Beginning of period .........................        164     2,647
                                                    --------   -------

    End of period ...............................   $    164   $  --
                                                    ========   =======

Supplemental disclosure of cash flow information:
     Cash paid during the year for:
       Income taxes .............................   $   --     $  --
                                                    ========   =======
       Interest .................................   $   --     $     2
                                                    ========   =======


            See accompanying notes to condensed financial statements

                           BLUE MOON INVESTMENTS, INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)



Note 1: Basis of Presentation

The condensed financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the year ended September 30, 2004 as filed in its Form 10-KSB and should be read in conjunction with the notes thereto. The Company is a "blank check" company. It was organized to evaluate, structure and complete a merger with, or acquisition of, a privately owned corporation.

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

Note 2: Related Party Transactions

As of September 30, 2004, RD Capital, Inc. ("RD Capital"), an affiliate, had loaned the Company a total of $26,000 for working capital. The loans are interest free and are due on demand. RD Capital made no additional loans during the three months ended December 31, 2004 (see Note 4). The loans are included in the financial statements as "Indebtedness to related parties". The carrying amount of the related party debt approximates fair value due to the short-term maturity of the instruments.

As of September 30, 2004, LME Holdings Co., Ltd. ("LME"), a shareholder, had loaned the Company a total of $14,000 for working capital. The loans are interest free and are due on demand. LME made no additional loans during the three months ended December 31, 2004 (see Note 4). The loans are included in the financial statements as "Indebtedness to related parties". The carrying amount of the related party debt approximates fair value due to the short-term maturity of the instruments.

Note 3: Income Taxes

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the periods shown on the condensed financial statements resulting in a deferred tax asset, which was fully allowed for, therefore the net benefit and expense result in $-0- income taxes.

Note 4: Subsequent Events

During January 2005, RD Capital loaned the Company an additional $4,000 for working capital.

During January 2005, LME loaned the Company an additional $4,000 for working capital.

                               PLAN OF OPERATIONS

The following discussion of the plan of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the three months ended December 31, 2004. This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.


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

                                     PART II
                                OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

          None

Item 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

          None

Item 3. DEFAULTS UPON SENIOR SECURITIES

          None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

Item 5. OTHER INFORMATION

          None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          31   Section 302 Certification
          32   Section 906 Certification

     (b)  Reports on Form 8-K

          None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    BLUE MOON INVESTMENTS


Dated:  February 11, 2005           Per:  /s/David Ward
                                          --------------------------------------
                                          David Ward,
                                          C.E.O., C.F.O., President and Director