Form 10QSB
period 2005-03-31
BLUE MOON INVESTMENTS
filed 2005-05-13
CIK 1094376

9                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[xx] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 500,000 common shares as at March 31, 2005

Transitional Small Business Disclosure Format (check one):  Yes [  ]    No [ X ]

                              BLUE MOON INVESTMENTS


                                      INDEX

PART 1.  FINANCIAL INFORMATION

       Item 1. Financial Statements

               Condensed Balance Sheet as of March 31, 2005 (unaudited)    3

               Condensed Statements of Operations for the six months
               ended March 31, 2005 and 2004 (unaudited) ..............    4

               Condensed Statements of Cash Flows for the six months
               ended March 31, 2005 and 2004 (unaudited) ..............    5

               Notes to Condensed Financial Statements ................    6

       Item 2  Plan of Operation ......................................    7

       Item 3  Controls and Procedures ................................   11

PART II. OTHER INFORMATION

      Item 1  Legal Proceedings .......................................   11

      Item 2  Unregistered Sales of Equity Securities and
              Use of Proceeds .........................................   11

      Item 3  Defaults Upon Senior Securities .........................   12

      Item 4  Submission of Matters to a Vote of Security Holders .....   12

      Item 5  Other Information .......................................   12

      Item 6  Exhibits and Reports on Form 8K .........................   12

      SIGNATURES ......................................................   12

                           BLUE MOON INVESTMENTS, INC.

                             Condensed Balance Sheet
                                 March 31, 2005
                                   (Unaudited)


                                     Assets

Cash                                                          $   2,865
                                                              =========

                      Liabilities and Shareholders' Deficit

Current liabilities:
    Accounts payable and accrued liabilities                  $  10,498
    Indebtedness to related parties (Note 2)                     52,000
                                                              ---------
                  Total current liabilities                      62,498
                                                              ---------

Shareholders' deficit:
    Common stock                                                     50
    Additional paid-in capital                                   48,558
    Retained deficit                                           (108,241)
                                                              ---------

                  Total shareholders' deficit                   (59,633)
                                                              ---------

Total Liabilities and Shareholders' Deficit                   $   2,865
                                                              =========

            See accompanying notes to condensed financial statements

                           BLUE MOON INVESTMENTS, INC.

                       Condensed Statements of Operations
                                   (Unaudited)

                                                     Three Months Ended        Six Months Ended
                                                          March 31,                March 31,
                                                   ----------------------    ----------------------
                                                     2005         2004          2005         2004
                                                   ---------    ---------    ---------    ---------
Costs and expenses:
    Selling, general and administrative expenses   $   6,265    $   2,643    $   7,599    $   3,893
    Offering costs                                      --           --           --         31,406
    Interest expense                                    --              7         --              9
                                                   ---------    ---------    ---------    ---------

                 Loss before income taxes             (6,265)      (2,650)      (7,599)     (35,308)
                                                   ---------    ---------    ---------    ---------

Income tax provision (Note 3)                           --           --           --           --
                                                   ---------    ---------    ---------    ---------

                 Net loss                          $  (6,265)   $  (2,650)   $  (7,599)   $ (35,308)
                                                   =========    =========    =========    =========

Basic and diluted loss per share                   $   (0.01)   $   (0.01)   $   (0.02)   $   (0.07)
                                                   =========    =========    =========    =========

Weighted average common shares outstanding           500,000      500,000      500,000      500,000
                                                   =========    =========    =========    =========

            See accompanying notes to condensed financial statements

                           BLUE MOON INVESTMENTS, INC.

                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                 Six Months Ended
                                                                     March 31,
                                                               --------------------
                                                                 2005        2004
                                                               --------    --------
                     Net cash used in
                         operating activities ..............   $ (9,299)   $ (5,735)
                                                               --------    --------

Cash flows from financing activities:
    Proceeds from loan issuances by related parties (Note 2)     12,000       3,700
                                                               --------    --------
                     Net cash provided by
                         financing activities ..............     12,000       3,700
                                                               --------    --------

                     Net change in cash and
                         cash equivalents ..................      2,701      (2,035)

Cash and cash equivalents:
    Beginning of period ....................................        164       2,647
                                                               --------    --------

    End of period ..........................................   $  2,865    $    612
                                                               ========    ========

Supplemental disclosure of cash flow information:
    Cash paid during the period for:
       Income taxes ........................................   $   --      $   --
                                                               ========    ========
       Interest ............................................   $   --      $      9
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

Note 2: Related Party Transactions

As of September 30, 2004, RD Capital, Inc. ("RD Capital"), an affiliate, had loaned the Company a total of $26,000 for working capital. The loans are interest free and are due on demand. RD Capital made additional loans totaling $6,000 during the six months ended March 31, 2005, increasing the balance owed to $32,000 at March 31, 2005. The loans are included in the financial statements as "Indebtedness to related parties". The carrying amount of the related party debt approximates fair value due to the short-term maturity of the instruments.

As of September 30, 2004, LME Holdings Co., Ltd. ("LME"), a shareholder, had loaned the Company a total of $14,000 for working capital. The loans are interest free and are due on demand. LME made additional loans totaling $6,000 during the six months ended March 31, 2005, increasing the balance owed to $20,000 at March 31, 2005. The loans are included in the financial statements as "Indebtedness to related parties". The carrying amount of the related party debt approximates fair value due to the short-term maturity of the instruments.

Note 3: Income Taxes

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the periods shown on the condensed financial statements resulting in a deferred tax asset, which was fully allowed for, therefore the net benefit and expense result in $-0- income taxes.

                               PLAN OF OPERATIONS

The following discussion of the plan of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the six months ended March 31, 2005. This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

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

                                     PART II
                                OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS

                  None

Item 2            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

                                 BLUE MOON INVESTMENTS


Dated:  May 12, 2005             Per:     /s/David Ward
                                          --------------------------------------
                                          David Ward,
                                          C.E.O., C.F.O., President and Director