Form 10QSB
period 2005-06-30
BLUE MOON INVESTMENTS
filed 2005-08-09
CIK 1094376

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[xx] QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
     OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

                        Commission file Number: 000-29021
                                                ---------

                              BLUE MOON INVESTMENTS
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                                     Nevada
         --------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   98-0210152
                     --------------------------------------
                     (I.R.S. Employer Identification Number)

                                    Suite 810
                               1708 Dolphin Avenue
                       Kelowna, British Columbia, V1Y 9S4
                    ----------------------------------------
                    (Address of principal executive offices)

                                  (250)868-8177
                           (Issuer's telephone number)


State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest  practicable date:     500,000 common shares
                                                as at June 30, 2005

Transitional Small Business Disclosure Format (check one):  Yes [  ]    No [ X ]

                              BLUE MOON INVESTMENTS


                                      INDEX

PART 1.  FINANCIAL INFORMATION

         Item 1  Financial Statements

                 Condensed Balance Sheet as of June 30, 2005
                 (unaudited) .......................................    3

                 Condensed Statements of Operations for the
                 for the three and nine months ended
                 June 30, 2005 and 2004 (unaudited) ................    4

                 Condensed Statements of Cash Flows for the
                 nine months ended June 30, 2005 and 2004
                 (unaudited) .......................................    5

                 Notes to Condensed Financial Statements ...........    6

         Item 2  Plan of Operation .................................    7

         Item 3  Controls and Procedures ...........................   11


PART II. OTHER INFORMATION

         Item 1  Legal Proceedings .................................   11

         Item 2  Unregistered Sales of Equity Securities and
                 Use of Proceeds ...................................   11

         Item 3  Defaults Upon Senior Securities ...................   11

         Item 4  Submission of Matters to a Vote of Security Holders   11

         Item 5  Other Information .................................   12

         Item 6  Exhibits and Reports on Form 8K ...................   12


SIGNATURES .........................................................   12

                           BLUE MOON INVESTMENTS, INC.

                             Condensed Balance Sheet
                                  June 30, 2005
                                   (Unaudited)

                                     Assets

Cash ............................................................     $   1,510
                                                                      =========

                      Liabilities and Shareholders' Deficit

Current liabilities:
    Accounts payable and accrued liabilities ....................     $  11,265
    Indebtedness to related parties (Note 2) ....................        52,000
                                                                      ---------
                  Total current liabilities .....................        63,265
                                                                      ---------

Shareholders' deficit:
    Common stock ................................................            50
    Additional paid-in capital ..................................        48,558
    Retained deficit ............................................      (110,363)
                                                                      ---------

                  Total shareholders' deficit ...................       (61,755)
                                                                      ---------

Total Liabilities and Shareholders' Deficit .....................     $   1,510
                                                                      =========

            See accompanying notes to condensed financial statements

                           BLUE MOON INVESTMENTS, INC.

                       Condensed Statements of Operations
                                   (Unaudited)
                                                     Three Months Ended         Nine Months Ended
                                                           June 30,                June 30,
                                                   ----------------------    ----------------------
                                                     2005         2004          2005        2004
                                                   ---------    ---------    ---------    ---------
Costs and expenses:
    Selling, general and administrative expenses   $   2,122    $   1,077    $   9,721    $   4,970
    Offering costs .............................        --           --           --         31,406
    Interest expense ...........................        --           --           --              9
                                                   ---------    ---------    ---------    ---------

                 Loss before income taxes ......      (2,122)      (1,077)      (9,721)     (36,385)
                                                   ---------    ---------    ---------    ---------

Income tax provision (Note 3) ..................        --           --           --           --
                                                   ---------    ---------    ---------    ---------

                 Net loss ......................   $  (2,122)   $  (1,077)   $  (9,721)   $ (36,385)
                                                   =========    =========    =========    =========

Basic and diluted loss per share ...............   $   (0.00)   $   (0.00)   $   (0.02)   $   (0.07)
                                                   =========    =========    =========    =========

Weighted average common shares outstanding .....     500,000      500,000      500,000      500,000
                                                   =========    =========    =========    =========


            See accompanying notes to condensed financial statements

                           BLUE MOON INVESTMENTS, INC.

                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                     Nine Months Ended
                                                          June 30,
                                                    --------------------
                                                      2005        2004
                                                    --------    --------
                     Net cash used in
                         operating activities ...   $(10,654)   $ (6,812)
                                                    --------    --------

Cash flows from financing activities:
    Proceeds from loan issuances by related
         parties (Note 2) .......................     12,000       4,200
                                                    --------    --------
                     Net cash provided by
                         financing activities ...     12,000       4,200
                                                    --------    --------

                     Net change in cash and
                         cash equivalents .......      1,346      (2,612)

Cash and cash equivalents:
    Beginning of period .........................        164       2,647
                                                    --------    --------

    End of period ...............................   $  1,510    $     35
                                                    ========    ========

Supplemental disclosure of cash flow information:
    Cash paid during the period for:
       Income taxes .............................   $   --      $   --
                                                    ========    ========
       Interest .................................   $   --      $      9
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

Note 2: Related Party Transactions

As of September 30, 2004, RD Capital, Inc. ("RD Capital"), an affiliate, had loaned the Company a total of $26,000 for working capital. The loans are interest free and are due on demand. RD Capital made additional loans totaling $6,000 during the nine months ended June 30, 2005, increasing the balance owed to $32,000 at June 30, 2005. The loans are included in the financial statements as "Indebtedness to related parties". The carrying amount of the related party debt approximates fair value due to the short-term maturity of the instruments.

As of September 30, 2004, LME Holdings Co., Ltd. ("LME"), a shareholder, had loaned the Company a total of $14,000 for working capital. The loans are interest free and are due on demand. LME made additional loans totaling $6,000 during the nine months ended June 30, 2005, increasing the balance owed to $20,000 at June 30, 2005. The loans are included in the financial statements as "Indebtedness to related parties". The carrying amount of the related party debt approximates fair value due to the short-term maturity of the instruments.

Note 3: Income Taxes

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the periods shown on the condensed financial statements resulting in a deferred tax asset, which was fully allowed for, therefore the net benefit and expense result in $-0- income taxes.

                               PLAN OF OPERATIONS

The following discussion of the plan of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the nine months ended June 30, 2005. This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

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

Item 3 - Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being June 30, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer. Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.


                                     PART II
                                OTHER INFORMATION

Item 1   LEGAL PROCEEDINGS

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

                                     BLUE MOON INVESTMENTS


Dated:  August 8, 2005               Per: /s/ David Ward
                                          --------------------------------------
                                          David Ward,
                                          C.E.O., C.F.O., President and Director