Form 10QSB
period 2005-12-31
BLUE MOON INVESTMENTS
filed 2006-02-14
CIK 1094376

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[xx] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005
                                            -----------------

                        Commission file Number: 000-29021
                                                ---------


                              BLUE MOON INVESTMENTS
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                                     Nevada
        -----------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)


                                   98-0210152
        -----------------------------------------------------------------
                     (I.R.S. Employer Identification Number)


                                    Suite 810
                               1708 Dolphin Avenue
                       Kelowna, British Columbia, V1Y 9S4
        -----------------------------------------------------------------
                    (Address of principal executive offices)


                                 (250) 868-8177
        -----------------------------------------------------------------
                           (Issuer's telephone number)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
                                   500,000 common shares as at February 14, 2006

Transitional Small Business Disclosure Format (check one):  Yes [  ]    No [ X ]

                              BLUE MOON INVESTMENTS


                                      INDEX

PART 1.  FINANCIAL INFORMATION

                                                                           Page
                                                                           ----
         Item 1  Financial Statements

                 Balance Sheet as of December 31, 2005 (unaudited)           3

                 Statements of Operations for the three months
                 ended December 31, 2005 and 2004 (unaudited)                4

                 Statements of Cash Flows for the three months
                 ended December 31, 2005 and 2004 (unaudited)                5

                 Condensed Notes to Financial Statements                     6

         Item 2  Plan of Operation                                          10

         Item 3  Controls and Procedures                                    14

PART II. OTHER INFORMATION

         Item 1  Legal Proceedings                                          14

         Item 2  Unregistered Sales of Equity Securities and Use
                 of Proceeds                                                14

         Item 3  Defaults Upon Senior Securities                            14

         Item 4  Submission of Matters to a Vote of Security Holders        14

         Item 5  Other Information                                          14

         Item 6  Exhibits and Reports on Form 8K                            15


         SIGNATURES                                                         15


BLUE MOON INVESTMENTS, INC.
(A Development Stage Enterprise)
BALANCE SHEETS
________________________________________________________________________________

                                                                December 31,
                                                                   2005        September 30,
                                                                (unaudited)        2005
                                                                ---------       ---------
ASSETS

CURRENT ASSETS
     Cash                                                       $   5,522       $   3,178
                                                                ---------       ---------

TOTAL ASSETS                                                    $   5,522       $   3,178
                                                                =========       =========



LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                   $  12,647       $  13,704
     Indebtedness to related parties                               62,000          57,000
                                                                ---------       ---------

         TOTAL CURRENT LIABILITIES                                 74,647          70,704
                                                                ---------       ---------


COMMITMENTS AND CONTINGENCIES                                        --              --
                                                                ---------       ---------


STOCKHOLDERS' DEFICIT
     Common stock, 100,000,000 shares authorized; $0.0001
            par value; 500,000 shares issued  and outstanding          50              50
     Additional paid-in capital                                    48,558          48,558
     Accumulated deficit during development stage                (117,733)       (116,134)
                                                                ---------       ---------

         TOTAL STOCKHOLDERS'  DEFICIT                             (69,125)        (67,526)
                                                                ---------       ---------


TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                     $   5,522       $   3,178
                                                                =========       =========

         The accompanying condensed notes are an integral part of these interim financial statements.


BLUE MOON INVESTMENTS, INC.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS
________________________________________________________________________________

                                                                                         From
                                                                                      September 19,
                                                   Three Months     Three Months         1997
                                                     Ended            Ended         (Inception) to
                                                   December 31,     December 31,      December 31,
                                                      2005             2004              2005
                                                   (unaudited)      (unaudited)       (unaudited)
                                                    ---------        ---------        ---------
REVENUES                                            $    --          $    --          $    --
                                                    ---------        ---------        ---------


EXPENSES
     Selling, general and administrative expenses       1,599            1,334           86,319
     Offering costs                                      --               --             31,406
     Interest expense                                    --               --                  8
                                                    ---------        ---------        ---------

        TOTAL EXPENSES                                  1,599            1,334          117,733
                                                    ---------        ---------        ---------


LOSS FROM OPERATIONS                                   (1,599)          (1,334)        (117,733)
                                                    ---------        ---------        ---------


LOSS BEFORE TAXES                                      (1,599)          (1,334)        (117,733)


INCOME TAXES                                             --               --               --
                                                    ---------        ---------      -  --------


NET LOSS                                            $  (1,599)       $  (1,334)     $  (117,733)
                                                    =========        =========      =  ========


     NET LOSS PER COMMON SHARE,
        BASIC AND DILUTED                           $    nil        $    nil
                                                    =========        =========


     WEIGHTED AVERAGE NUMBER
        OF COMMON SHARES OUTSTANDING,
        BASIC AND DILUTED                             500,000          500,000
                                                    =========        =========


         The accompanying condensed notes are an integral part of these interim financial statements.


BLUE MOON INVESTMENTS, INC.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
________________________________________________________________________________


                                                                                                                         From
                                                                                                                    September 19,
                                                                                  Three Months     Three Months         1997
                                                                                      Ended            Ended       (Inception) to
                                                                                  December 31,     December 31,     December 31,
                                                                                      2005             2004             2005
                                                                                   (unaudited)      (unaudited)      (unaudited)
                                                                                    ---------        ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                                      $  (1,599)       $  (1,334)       $(117,733)
      Adjustments to reconcile net loss to net cash used in operating activities:
          Loss incurred on offering costs                                                --               --             31,406
          Increase (decrease) in accounts payable and accrued liabilities              (1,057)           1,334           12,647
                                                                                    ---------        ---------        ---------
          Net cash used by operating activities                                        (2,656)            --            (73,680)
                                                                                    ---------        ---------        ---------

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:                                             --               --               --
                                                                                    ---------        ---------        ---------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
      Common stock issued for services                                                   --               --                 50
      Payments for deferred offering costs                                               --               --            (31,406)
      Proceeds from related party advances                                              5,000             --             62,000
      Capital contributed by an affiliate                                                --               --             48,558
                                                                                                                      ---------
                                                                                    ---------        ---------        ---------
          Net cash provided by financing activities                                     5,000             --             79,202
                                                                                    ---------        ---------        ---------

      NET INCREASE IN CASH                                                              2,344             --              5,522

CASH, BEGINNING OF PERIOD                                                               3,178              164             --
                                                                                    ---------        ---------        ---------

CASH, END OF PERIOD                                                                 $   5,522        $     164        $   5,522
                                                                                    =========        =========        =========

SUPPLEMENTAL CASH FLOW INFORMATION:
      Interest paid                                                                 $    --          $    --          $       8
                                                                                    =========        =========        =========
      Income taxes paid                                                             $    --          $    --          $    --
                                                                                    =========        =========        =========

NON-CASH TRANSACTIONS:
      500,000 shares of common stock issued for services                            $    --          $    --          $      50


         The accompanying condensed notes are an integral part of these interim financial statements.

BLUE MOON INVESTMENTS, INC.
(A Development Stage Enterprise)
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
December 31, 2005
________________________________________________________________________________



NOTE 1 - BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Regulation S-B as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended September 30, 2005. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the three-month period ending December 31, 2005 are not necessarily indicative of the results that may be expected for the year ending September 30, 2006.

The Company is a "blank check" company. It was organized to evaluate, structure and complete a merger with, or acquisition of, a privately owned corporation.

Interim financial data presented herein are unaudited.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

BLUE MOON INVESTMENTS, INC.
(A Development Stage Enterprise)
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
December 31, 2005
________________________________________________________________________________


Recent Accounting Pronouncements
--------------------------------

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections," (hereinafter "SFAS No. 154") which replaces Accounting Principles Board Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28". SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections. SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005. The Company does not expect SFAS No. 154 to have a material impact on its consolidated financial position, results of operations, or cash flows.

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

In December 2004, the Financial Accounting Standards Board issued to Statement of Financial Accounting Standards No. 123 (R), "Accounting for Stock Based Compensation" (hereinafter "SFAS No. 123R"). This statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123. This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans." The Company has determined that there was no impact to its financial statements from the adoption of this statement.

BLUE MOON INVESTMENTS, INC.
(A Development Stage Enterprise)
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
December 31, 2005
________________________________________________________________________________


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

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company maintains a mailing address at the offices of RD Capital, Inc. ("RD Capital"), an affiliate under common control. At this time, the Company has no need for an office.

RD Capital has assumed responsibility for funding the Company's limited operations. The Company accounts for such proceeds as contributed capital or as indebtness to a related party. No capital contributions were made during the years ended September 30, 2005 and 2004, respectively. Through December 31, 2005, RD Capital has contributed a total of $48,558 on behalf of the stockholders, which is included in the accompanying financial statements as "additional paid-in capital." RD Capital does not expect to be repaid for its capital contributions to the Company.

During the three months ended December 31, 2002, the Company reclassified $2,000 from "additional paid-in capital" to "indebtedness to related party" to report working capital advances received from RD Capital.

The Company was indebted to RD Capital in the amount of $26,000 for working capital advances received through September 30, 2004. The advances are interest free and are due on demand. The advances are included in the financial statements as "indebtedness to related parties". The affiliate advanced the Company an additional $8,500 for working capital during the year ended September 30, 2005. RD Capital advanced an additional $5,000 during the period ended December 31, 2005. As of December 31, 2005, the Company is indebted to the affiliate for $39,500. Management plans to settle the liability for cash or stock. The fair value of the related party debt approximates fair value due to the short-term maturity of the instruments.

BLUE MOON INVESTMENTS, INC.
(A Development Stage Enterprise)
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
December 31, 2005
________________________________________________________________________________


LME Holdings Co., Ltd., a shareholder, advanced the Company $8,500 and, $2,850, respectively, for working capital during the years ended September 30, 2005 and 2004. At December 31, 2005, the Company owed $22,500 to LME Holdings Co., Ltd. The advances, reflected in the financial statements as "indebtedness to related parties", are interest free, uncollateralized and due on demand. Management plans to settle the liability for cash or stock. The fair value of the related party debt approximates fair value due to the short-term maturity of the instruments.

NOTE 4 - COMMON STOCK

During the year ended September 30, 1997, the Company issued 500,000 shares of common stock in exchange for services. There have been no issuances of the Company's common stock after September 30, 1997.

                               PLAN OF OPERATIONS

The following discussion of the plan of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the three months ended December 31, 2005. This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

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

Item 3 - Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being December 31, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer. Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

         None

Item 3   DEFAULTS UPON SENIOR SECURITIES

         None

Item 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         In lieu of a meeting of stockholders, by consent resolutions dated December 29, 2005 of stockholders representing 60.8% of the issued and outstanding common shares of the Registrant, the stockholders re-appointed David Ward and Ron Schlitt as members of the board of directors until the next annual general meeting of the Issuer's stockholders. The stockholders also appointed the firm of Williams & Webster, P.S. of Spokane, Washington, as its independent accountants for the fiscal year 2005/2006 and also approved the Registrant's audited financial statements for the year ended September 30, 2005.

Item 5   OTHER INFORMATION

         None

Item 6   EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              31       Section 302 Certification
              32       Section 906 Certification

         (b) Reports on Form 8-K

              The Registrant filed a Form 8K on December 16, 2005 with respect to the change of its independent accountants.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    BLUE MOON INVESTMENTS


Dated:  February 10, 2006           Per:  /s/ David Ward
                                          --------------------------------------
                                          David Ward,
                                          C.E.O., C.F.O., President and Director