Form 10QSB
period 2006-03-31
BLUE MOON INVESTMENTS
filed 2006-05-12
CIK 1094376

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[xx] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006
                                            --------------

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

State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest practicable date:      500,000 common shares as at
                                                May 11, 2006

Transitional Small Business Disclosure Format (check one):  Yes [  ]    No [ X ]

                              BLUE MOON INVESTMENTS


                                      INDEX

PART 1.  FINANCIAL INFORMATION

         Item 1  Financial Statements

                 Balance Sheet as of March 31, 2006 (unaudited)             1

                 Statements of Operations for the six months
                 ended March 31, 2006 and 2005 (unaudited)                  2

                 Statements of Cash Flows for the six months
                 ended March 31, 2006 and 2005 (unaudited)                  3

                 Condensed Notes to Interim Financial Statements            4

         Item 2  Plan of Operation                                          9

         Item 3  Controls and Procedures                                   13

PART II. OTHER INFORMATION

         Item 1  Legal Proceedings                                         13

         Item 2  Unregistered Sales of Equity Securities and Use of
                 Proceeds                                                  13

         Item 3  Defaults Upon Senior Securities                           13

         Item 4  Submission of Matters to a Vote of Security Holders       13

         Item 5  Other Information                                         13

         Item 6  Exhibits and Reports on Form 8K                           13


         SIGNATURES                                                        14

BLUE MOON INVESTMENTS, INC.
(A Development Stage Enterprise)
BALANCE SHEETS
--------------------------------------------------------------------------------



                                                     March 31,
                                                       2006     September 30,
                                                   (unaudited)      2005
                                                    ---------    ---------
ASSETS

CURRENT ASSETS
     Cash                                           $   5,473    $   3,178
                                                    ---------    ---------

TOTAL ASSETS                                        $   5,473    $   3,178
                                                    =========    =========



LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable and accrued liabilities       $  12,712    $  13,704
     Indebtedness to related parties                   67,000       57,000
                                                    ---------    ---------

         TOTAL CURRENT LIABILITIES                     79,712       70,704
                                                    ---------    ---------


COMMITMENTS AND CONTINGENCIES                            --           --
                                                    ---------    ---------


STOCKHOLDERS' DEFICIT
     Common stock, 100,000,000 shares authorized;
            $0.0001 par value; 500,000 shares
            issued and outstanding                         50           50
     Additional paid-in capital                        48,558       48,558
     Accumulated deficit during development stage    (122,847)    (116,134)
                                                    ---------    ---------

         TOTAL STOCKHOLDERS'  DEFICIT                 (74,239)     (67,526)
                                                    ---------    ---------


TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT         $   5,473    $   3,178
                                                    =========    =========

         The accompanying condensed notes are an integral part of these interim financial statements.


BLUE MOON INVESTMENTS, INC.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                                                           From
                                                                                                       September 19,
                                                                                                           1997
                                                       Three Months                Six Months           (Inception)
                                                      Ended March 31,            Ended March 31,            to
                                                   ----------------------    ----------------------      March 31,
                                                     2006         2005         2006         2005           2006
                                                  (unaudited)  (unaudited)  (unaudited)  (unaudited)    (unaudited)
                                                   ---------    ---------    ---------    ---------      ---------
REVENUES                                           $    --      $    --      $    --      $    --        $    --
                                                   ---------    ---------    ---------    ---------      ---------


EXPENSES
    Selling, general and administrative expenses       5,114        6,265        6,713        7,599         91,433
    Offering costs                                      --           --           --           --           31,406
    Interest expense                                    --           --           --           --                8
                                                   ---------    ---------    ---------    ---------      ---------
       TOTAL EXPENSES                                  5,114        6,265        6,713        7,599        122,847
                                                   ---------    ---------    ---------    ---------      ---------


LOSS FROM OPERATIONS                                  (5,114)      (6,265)      (6,713)      (7,599)      (122,847)
                                                   ---------    ---------    ---------    ---------      ---------


LOSS BEFORE TAXES                                     (5,114)      (6,265)      (6,713)      (7,599)      (122,847)


INCOME TAXES                                            --           --           --           --             --
                                                   ---------    ---------    ---------    ---------      ---------


NET LOSS                                           $  (5,114)   $  (6,265)   $  (6,713)   $  (7,599)     $(122,847)
                                                   =========    =========    =========    =========      =========


    NET LOSS PER COMMON SHARE,
       BASIC AND DILUTED                           $   (0.01)   $   (0.01)   $   (0.01)   $   (0.02)     $   (0.01)
                                                   =========    =========    =========    =========      =========


    WEIGHTED AVERAGE NUMBER
       OF COMMON SHARES OUTSTANDING,
       BASIC AND DILUTED                             500,000      500,000      500,000      500,000        500,000
                                                   =========    =========    =========    =========      =========

         The accompanying condensed notes are an integral part of these interim financial statements.


BLUE MOON INVESTMENTS, INC.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                           From
                                                                                       September 19,
                                                                                           1997
                                                                                        (Inception)
                                                        Six Months Ended March 31,          to
                                                       ---------------------------       March 31,
                                                           2006             2005           2006
                                                       (unaudited)      (unaudited)     (unaudited)
                                                       ---------        ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                         $  (6,713)       $  (7,599)       $(122,847)
      Adjustments to reconcile net loss to net cash
        used in operating activities:
           Loss incurred on offering costs                  --               --             31,406
           Increase (decrease) in accounts payable
              and accrued liabilities                       (992)          (1,700)          12,712
                                                       ---------        ---------        ---------
           Net cash used by operating activities          (7,705)          (9,299)         (78,729)
                                                       ---------        ---------        ---------

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:                --               --               --
                                                       ---------        ---------        ---------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
      Common stock issued for services                      --               --                 50
      Payments for deferred offering costs                  --               --            (31,406)
      Proceeds from related party advances                10,000           12,000           67,000
      Capital contributed by an affiliate                   --               --             48,558
                                                       ---------        ---------        ---------
           Net cash provided by financing activities      10,000           12,000           84,202
                                                       ---------        ---------        ---------

      NET INCREASE IN CASH                                 2,295            2,701            5,473

CASH, BEGINNING OF PERIOD                                  3,178              164             --
                                                       ---------        ---------        ---------

CASH, END OF PERIOD                                    $   5,473        $   2,865        $   5,473
                                                       =========        =========        =========

SUPPLEMENTAL CASH FLOW INFORMATION:
      Interest paid                                    $    --          $    --          $       8
                                                       =========        =========        =========
      Income taxes paid                                $    --          $    --          $    --
                                                       =========        =========        =========

NON-CASH TRANSACTIONS:
      500,000 shares of common stock issued
        For services                                   $    --          $    --          $      50

         The accompanying condensed notes are an integral part of these interim financial statements.

BLUE MOON INVESTMENTS, INC.
(A Development Stage Enterprise)
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
March 31, 2006
--------------------------------------------------------------------------------


NOTE 1 - BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Regulation S-B as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended September 30, 2005. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the six-month period ending March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending September 30, 2006.

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

BLUE MOON INVESTMENTS, INC.
(A Development Stage Enterprise)
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
March 31, 2006
--------------------------------------------------------------------------------


Recent Accounting Pronouncements
--------------------------------
In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets, an Amendment of FASB Statement No. 140," (hereinafter "SFAS No. 156). This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer's financial assets that meets the requirements for sale accounting; a transfer of the servicer's financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially recorded at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement No. 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140," (hereinafter SFAS No. 155). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that would otherwise require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.

BLUE MOON INVESTMENTS, INC.
(A Development Stage Enterprise)
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
March 31, 2006
--------------------------------------------------------------------------------


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

BLUE MOON INVESTMENTS, INC.
(A Development Stage Enterprise)
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
March 31, 2006
--------------------------------------------------------------------------------



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

RD Capital has assumed responsibility for funding the Company's limited operations. The Company accounts for such proceeds as contributed capital or as indebtness to a related party. No capital contributions were made during the years ended September 30, 2005 and 2004, respectively. Through March 31, 2006, RD Capital has contributed a total of $48,558 on behalf of the stockholders, which is included in the accompanying financial statements as "additional paid-in capital." RD Capital does not expect to be repaid for its capital contributions to the Company.

The Company is indebted to RD Capital for $39,500 as March 31, 2006. RD Capital advanced the Company $26,000 for working capital advances through September 30, 2004. The affiliate advanced the Company an additional $8,500 for working capital during the year ended September 30, 2005. RD Capital advanced an additional $5,000 during the period ended December 31, 2005. The advances are interest free, uncollateralized, and are due on demand. The advances are included in the financial statements as "indebtedness to related parties". Management plans to settle the liability for cash or stock. The fair value of the related party debt approximates fair value due to the short-term maturity of the instruments.

BLUE MOON INVESTMENTS, INC.
(A Development Stage Enterprise)
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
March 31, 2006
--------------------------------------------------------------------------------


LME Holdings Co., Ltd., a shareholder, advanced the Company $5,000 during the six months ended March 31, 2006 for working capital. LME Holdings Co., Ltd. also advanced the Company $8,500 and, $2,850, respectively, for working capital during the years ended September 30, 2005 and 2004. At March 31, 2006, the Company owed $27,500 to LME Holdings Co., Ltd. The advances, reflected in the financial statements as "indebtedness to related parties", are interest free, uncollateralized, and due on demand. Management plans to settle the liability for cash or stock. The fair value of the related party debt approximates fair value due to the short-term maturity of the instruments.


NOTE 4 - COMMON STOCK

During the year ended September 30, 1997, the Company issued 500,000 shares of common stock in exchange for services. There have been no issuances of the Company's common stock after September 30, 1997.

                               PLAN OF OPERATIONS

The following discussion of the plan of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the six months ended March 31, 2006. This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

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


Item 3 - Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being March 31, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer. Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

                                 BLUE MOON INVESTMENTS


Dated:  May 12, 2006             Per:     /s/ David Ward
                                          --------------------------------------
                                          David Ward,
                                          C.E.O., C.F.O., President and Director