Form 10KSB
period 2006-10-31
BLUE MOON INVESTMENTS
filed 2006-12-22
CIK 1094376

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[xx]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____

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
(check one): Yes [ X ] No [ ]

The Issuer's revenues for its fiscal year ended September 30, 2006 were $0.

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

On September 30, 2006, the number of shares outstanding of the registrant's Common Stock was 500,000.

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

- -

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

The following audited financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm
Balance Sheet as at September 30, 2006
Statements of Operations for the years ended September 30, 2006 and 2005
Statements of Changes in Shareholders’ Deficit for the period from October 1, 2002 through September 30, 2006
Statements of Cash Flows for the years ended September 30, 2006 and 2005
Notes to the Financial Statements

BLUE MOON INVESTMENTS, INC.
(A development Stage Enterprise)

Financial Statements
(Expressed in U.S. Dollars)

(Audited)
September 30, 2006

Index

Report of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Operations

Statements of Stockholders’ Deficit

Statements of Cash Flows

Notes to Financial Statements

Board of Directors
Blue Moon Investments, Inc.
Kelowna, British Columbia
CANADA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Blue Moon Investments, Inc. (a development stage enterprise) as of September 30, 2006 and 2005, and the related statements of operations, stockholders’ deficit and cash flows for the years then ended and for the period from September 19, 1997 (inception) through September 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blue Moon Investments, Inc., as of September 30, 2006 and 2005, and the results of its operations, stockholders’ deficit and its cash flows for the years then ended and for the period from September 19, 1997 (inception) through September 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has minimal cash and has suffered recurring losses and has an accumulated deficit at September 30, 2006. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
December 20, 2006

BLUE MOON INVESTMENTS, INC.
(A Development Stage Enterprise)
BALANCE SHEETS

	September 30,
	2006	2005
ASSETS

CURRENT ASSETS
Cash	$3,598	$3,178

TOTAL ASSETS	$3,598	$3,178

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$11,250	$13,704
Indebtedness to related parties	75,500	57,000

TOTAL CURRENT LIABILITIES	86,750	70,704

COMMITMENTS AND CONTINGENCIES		-

STOCKHOLDERS' DEFICIT
Common stock, 100,000,000 shares authorized; $0.0001
par value; 500,000 shares issued and outstanding	50	50
Additional paid-in capital	48,558	48,558
Accumulated deficit during development stage	(131,760)	(116,134)

TOTAL STOCKHOLDERS' DEFICIT	(83,152)	(67,526)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,598	$3,178

The accompanying notes are an integral part of these financial statements.

BLUE MOON INVESTMENTS, INC.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS

			From Inception
			(September 19,
			1997)
	Year Ended		through
	September 30,		September 30,
	2006	2005	2006

REVENUES	$-	$-	$-

EXPENSES
Selling, general and administrative expenses	15,626	15,492	100,346
Offering costs	-	-	31,406
Interest expense	-	-	8
TOTAL EXPENSES	15,626	15,492	131,760

LOSS FROM OPERATIONS	(15,626)	(15,492)	(131,760)

LOSS BEFORE TAXES	(15,626)	(15,492)	(131,760)

INCOME TAXES	-	-	-

NET LOSS	$(15,626)	$(15,492)	$(131,760)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.03)	$(0.03)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	500,000	500,000

The accompanying notes are an integral part of these financial statements.

BLUE MOON INVESTMENTS, INC.
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS' DEFICIT

				Deficit
				Accumulated
	Common Stock		Additional	During	Total
	Number		Paid-In	Development	Stockholders'
	of Shares	Amount	Capital	Stage	Deficit

Balance, September 19, 1997 (Inception)	-	$-	$-	$-	$-

Common stock issued in exchange for services	500,000	50	-	-	50

Net loss for the year ended September 30, 1997	-	-	-	(50)	(50)

Balance, September 30, 1997	500,000	50	-	(50)	-

Net loss for the year ended September 30, 1998	-	-	-	-	-

Balance, September 30, 1998	500,000	50	-	(50)	-

Expenses paid by third party
on behalf of the Company	-	-	332	-	332

Net loss for the year ended September 30, 1999	-	-	-	(1,922)	(1,922)

Balance, September 30, 1999	500,000	50	332	(1,972)	(1,590)

Expenses paid by third party
on behalf of the Company	-	-	6,897	-	6,897

Net loss for the year ended September 30, 2000	-	-	-	(6,893)	(6,893)

Balance, September 30, 2000	500,000	50	7,229	(8,865)	(1,586)

Third party expenses paid by an affiliate on
behalf of the company	-	-	35,011	-	35,011

Net loss for the year ended September 30, 2001	-	-	-	(15,954)	(15,954)

Balance, September 30, 2001	500,000	50	42,240	(24,819)	17,471

Third party expenses paid by an affiliate on
behalf of the company	-	-	8,318	-	8,318

Net loss for the year ended September 30, 2002	-	-	-	(12,246)	(12,246)

Balance, September 30, 2002	500,000	50	50,558	(37,065)	13,543

Reclassification of advances received from
an affiliate to "indebtedness to related party"	-	-	(2,000)	-	(2,000)

Net loss for the year ended September 30, 2003	-	-	-	(24,096)	(24,096)

Balance, September 30, 2003	500,000	50	48,558	(61,161)	(12,553)

Net loss for the year ended September 30, 2004	-	-	-	(39,481)	(39,481)

Balance, September 30, 2004	500,000	50	48,558	(100,642)	(52,034)

Net loss for the year ended September 30, 2005	-	-	-	(15,492)	(15,492)

Balance, September 30, 2005	500,000	50	48,558	(116,134)	(67,526)

Net loss for the year ended September 30, 2006	-	-	-	(15,626.00)	(15,626)

Balance, September 30, 2006	500,000	$50	$48,558	$(131,760)	$(83,152)

The accompanying notes are an integral part of these financial statements.

BLUE MOON INVESTMENTS, INC.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS

			From Inception
			(September 19,
			1997)
	Year Ended		through
	September 30,		September 30,
	2006	2005	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,626)	$(15,492)	$(131,760)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss incurred on offering costs	-	-	31,406
Increase (decrease) in accounts payable and accrued liabilities	(2,454)	1,506	11,250
Net cash used by operating activities	(18,080)	(13,986)	(89,104)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:	-	-	-

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Common stock issued for services	-	-	50
Payments for deferred offering costs	-	-	(31,406)
Proceeds from related party advances	18,500	17,000	75,500
Capital contributed by an affiliate	-	-	48,558
Net cash provided by financing activities	18,500	17,000	92,702

NET INCREASE IN CASH	420	3,014	3,598

CASH, BEGINNING OF PERIOD	3,178	164	-

CASH, END OF PERIOD	$3,598	$3,178	$3,598

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$8
Income taxes paid	$-	$-	$-

NON-CASH TRANSACTIONS:
Common stock issued for services	$-	$-	$50
The accompanying notes are an integral part of these financial statements.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no other changes or disagreements with Accountants or Auditors during the fiscal year ended September 30, 2006 except as noted below.

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

During the years ended September 30, 2003 and September 30, 2004, our former accountant’s report on our financial statements contained the qualification that our financial statements were prepared assuming that we will continue as a going concern. Given that we have suffered losses from operations and the satisfaction of liabilities and commitments are dependent upon our ability to meet our future financing requirements and the success of its future operations, there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. Other than the qualification regarding uncertainty of our ability to continue as a going concern, our former accountant’s report on our financial statements did not contain an adverse opinion, a disclaimer of opinion or qualification or modification as to uncertainty, audit scope or accounting principles.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2006. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment. Furthermore, in the course of this evaluation, management considered certain internal control areas, in which we have made and are continuing to make changes to improve and enhance controls. Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of September 30, 2006, the Company's disclosure controls and procedures were effective (at the "reasonable assurance" level mentioned above) to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

Name	Age	Position
David Ward	44	President, Chief Executive Officer and Chief Financial Officer and Director
Ron Schlitt	45	Secretary, Treasurer and Director

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

Board and Committee Meetings

The Board of Directors of the Company held no formal meetings during the year ended September 30, 2006. All proceedings of the Board of Directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and the By-laws of the Company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

For the year ended September 30, 2006 our only standing committee of the Board of Directors was our audit committee.

Audit Committee

Currently our audit committee consists of our entire Board of Directors. We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

During fiscal 2005/2006, there were informal meetings held by this Committee. The business of the Audit Committee was conducted by resolutions consented to in writing by all the members and filed with the minutes of the proceedings of the Audit Committee.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended September 30, 2006, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with.

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

Our Code of Business Conduct and Ethics was filed with the Securities and Exchange Commission as Exhibit 14.1 to our annual report for the year ended September 30, 2005. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Blue Moon Investments, Suite 810, 1708 Dolphin Avenue, Kelowna, British Columbia, V1Y 9S4.

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

SUMMARY COMPENSATION TABLE
					Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principle Position	Year	Salary ($)	Bonus ($)	Other Annual Comp- ensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Option/SARs (#)	LTIP Payouts ($)	All Other Comp- ensation ($)
David Ward, President	2005/ 2006	$0.00	$0.00	$0.00	$0.00	0	$0.00	$0.00
Ron Schlitt, Secretary, Treasurer and Director	2005/ 2006	$0.00	$0.00	$0.00	$0.00	0	$0.00	$0.00

Long-Term Incentive Plans

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

Compensation Of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings. We did not pay director's fees or other cash compensation for services rendered as a director in the year ended September 30, 2006.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information regarding the beneficial ownership of our common stock as of September 30, 2006 by:

*	each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock,

*	each of our directors and named executive officers, and

*	all of our directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	David Ward 19690 - 50th Avenue Langley, B.C. V3A 4J2	152,000 common shares Direct Ownership	30.4%
Common Stock	Ron Schlitt 1890 Ranchmont Cres. Kelowna, B.C. V1V 1T3	152,000 common shares Direct Ownership	30.4%
Common Stock	All Officers and Directors as a Group	304,000 common shares	60.8%

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

Item 13. Exhibits, List and Reports on Form 8-K.

(A) Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation and amendments thereto, as filed with the Issuer's Form 10-SB (file no. 000-29021) filed on January 19, 2000 incorporated herein by reference.
3.3	Bylaws as filed with the Issuer's Form 10-SB (file no. 000-29021) on January 19, 2000 incorporated herein by reference.
4.1	Form of Lock Up Agreement Executed by the Issuer's Shareholders as filed with the Issuer's Form 10-SB (file no. 000-29021) filed on January 19, 2000, incorporated herein by reference.
13.1	Form 10QSB for the Period ended December 31, 2005, filed on February 14, 2006, incorporated herein by reference.
13.2	Form 10QSB for the Period ended March 31, 2006, filed on May 12, 2006, incorporated herein by reference.
13.3	Form 10QSB for the Period ended June 30, 2006, filed on August 15, 2006, incorporated herein by reference.
31	Section 302 Certification
32	Section 906 Certification

(B) Reports on Form 8-K

None

Item 14. Principal Accountant Fees and Services

Audit Fees

For the period ended September 30, 2006, the aggregate fees billed by Williams & Webster, P.S. for professional services rendered for the audit of our annual financial statements included in our annual report on Form 10-KSB were $6,912.50. For the fiscal year ended September 30, 2005, the aggregate fees billed by Williams & Webster, P.S. for professional services rendered for the audit of our annual financial statements included in our annual report on Form 10-KSB were $2,500.

Audit Related Fees

For the period ended September 30, 2006, the aggregate fees billed for assurance and related services by Williams & Webster, P.S. relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $0. For the fiscal year ended September 30, 2005, no aggregate fees were billed for assurance and related services by Williams & Webster, P.S. relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above.

Tax Fees

For the period ended September 30, 2006, the aggregate fees billed by Williams & Webster, P.S. for other non-audit professional services, other than those services listed above, totalled $0. For the fiscal year ended September 30, 2005, no aggregate fees were billed by Williams & Webster, P.S. for other non-audit professional services, other than those services listed above.

We do not use Williams & Webster, P.S. for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Williams &Webster, P.S. to provide compliance outsourcing services.

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

The board of directors has considered the nature and amount of fees billed by Williams & Webster, P.S. and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Williams & Webster, P.S.’s independence.

- -

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE MOON INVESTMENTS

Dated: December 20, 2006	Per:	/s/David Ward
David Ward, President, C.E.O., C.F.O. and Director

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

/s/David Ward
David Ward, President, C.E.O., C.F.O. and Director
December 20, 2006
Date