Form 10QSB
period 2006-12-31
BLUE MOON INVESTMENTS
filed 2007-02-06
CIK 1094376

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[xx]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  500,000 common shares as at February 1, 2007

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

BLUE MOON INVESTMENTS

BLUE MOON INVESTMENTS, INC.
(A Development Stage Enterprise)
BALANCE SHEETS

	December 31,	September 30,
	2006	2006
ASSETS

CURRENT ASSETS
Cash	$5,915	$3,598

TOTAL ASSETS	$5,915	$3,598

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$11,250	$11,250
Indebtedness to related parties	81,500	75,500

TOTAL CURRENT LIABILITIES	92,750	86,750

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, 100,000,000 shares authorized; $0.0001
par value; 500,000 shares issued and outstanding	50	50
Additional paid-in capital	48,558	48,558
Accumulated deficit during development stage	(135,443)	(131,760)

TOTAL STOCKHOLDERS' DEFICIT	(86,835)	(83,152)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,915	$3,598

The accompanying notes are an integral part of these financial statements.

BLUE MOON INVESTMENTS, INC.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS

			From Inception
	Three Months	Three Months	(September 19,
	Ended	Ended	1997)
	December 31,	December 31,	through
	2006	2005	December 31,
	(unaudited)	(unaudited)	2006

REVENUES	$-	$-	$-

EXPENSES
Selling, general and administrative expenses	3,682	1,599	104,028
Offering costs	-	-	31,406
Interest expense	-	-	8
TOTAL EXPENSES	3,682	1,599	135,442

LOSS FROM OPERATIONS	(3,682)	(1,599)	(135,442)

LOSS BEFORE TAXES	(3,682)	(1,599)	(135,442)

INCOME TAXES	-	-	-

NET LOSS	$(3,682)	$(1,599)	$(135,442)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.01)	$ nil

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	500,000	500,000

The accompanying notes are an integral part of these financial statements.

BLUE MOON INVESTMENTS, INC.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS

			From Inception
	Three Months	Three Months	(September 19,
	Ended	Ended	1997)
	December 31,	Decmeber 31,	through
	2006	2005	Decmeber 31,
	(unaudited)	(unaudited)	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,682)	$(1,599)	$(135,442)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss incurred on offering costs	-	-	31,406
Increase (decrease) in accounts payable and accrued liabilities	-	(1,057)	11,250
Net cash used by operating activities	(3,682)	(2,656)	(92,786)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:	-	-	-

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Common stock issued for services	-	-	50
Payments for deferred offering costs	-	-	(31,406)
Proceeds from related party advances	6,000	5,000	81,500
Capital contributed by an affiliate	-	-	48,558
Net cash provided by financing activities	6,000	5,000	98,702

NET INCREASE IN CASH	2,318	2,344	5,916

CASH, BEGINNING OF PERIOD	3,598	3,178	-

CASH, END OF PERIOD	$5,916	$5,522	$5,916

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$8
Income taxes paid	$-	$-	$-

NON-CASH TRANSACTIONS:
Common stock issued for services	$-	$-	$50

The accompanying notes are an integral part of these financial statements.

BLUE MOON INVESTMENTS, INC.
(A Development Stage Enterprise)
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
December 31, 2006

NOTE 1 - BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Regulation S-B as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended September 30, 2006. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the three month period ending December 31, 2006 are not necessarily indicative of the results that may be expected for the year ending September 30, 2007.

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
December 31, 2006

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
December 31, 2006

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

In November 2004, the Financial Accounting Standards Board issued SFAS No. 151, “Inventory Costs— an amendment of ARB No. 43, Chapter 4.” This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Management does not believe the adoption of this statement will have any immediate material impact on the Company as the Company maintains no inventory.

BLUE MOON INVESTMENTS, INC.
(A Development Stage Enterprise)
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
December 31, 2006

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

The Company was indebted to RD Capital in the amount of $26,000 for working capital advances received through September 30, 2004. The advances are interest free and are due on demand. The advances are included in the financial statements as “indebtedness to related parties”. The affiliate advanced the Company an additional $8,500 for working capital during the year ended September 30, 2005. During the year ended September 30, 2006, the affiliate advanced the Company an additional $10,500 for working capital. RD Capital advanced an additional $3,000 during the three month period ended December 31, 2006. As of December 31, 2006, the Company is indebted to the affiliate for $48,000. Management plans to settle the liability for cash or stock. The fair value of the related party debt approximates fair value due to the short-term maturity of the instruments.

LME Holdings Co., Ltd., a shareholder, advanced the Company $8,000, $8,500 and, $2,850, respectively, for working capital during the years ended September 30, 2006, 2005 and 2004. Prior to 2004, LME Holdings Co. Ltd. advanced the Company $11,150. LME Holdings Co. Ltd. Advanced an additional $3,000 during the three month period ended December 31, 2006. At December 31, 2006, the Company owed $33,500 to LME Holdings Co., Ltd. The advances, reflected in the financial statements as “indebtedness to related parties”, are interest free, uncollateralized and due on demand. Management plans to settle the liability for cash or stock. The fair value of the related party debt approximates fair value due to the short-term maturity of the instruments.

BLUE MOON INVESTMENTS, INC.
(A Development Stage Enterprise)
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
December 31, 2006

NOTE 4 - COMMON STOCK

During the year ended September 30, 1997, the Company issued 500,000 shares of common stock in exchange for services. There have been no issuances of the Company’s common stock after September 30, 1997.

PLAN OF OPERATIONS

The following discussion of the plan of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the three months ended December 31, 2006. This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

We intend to seek to acquire assets or shares of an entity actively engaged in a business that generates revenues, in exchange for its securities. We have not identified a particular acquisition target and have not entered into any negotiations regarding an acquisition. None of our officers, directors, promoters or affiliates have engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger with us as of the date of this quarterly report.

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

Acquisition of Opportunities

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that our present management and shareholders will no longer be in control. In addition, our directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of our shareholders. Furthermore, management may negotiate or consent to the purchase of all or a portion of our stock. Any terms of sale of the shares presently held by officers and/or directors will be also afforded to all other shareholders on similar terms and conditions. Any such sale would require an amendment to this quarterly report.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of December 31, 2006. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment. Furthermore, in the course of this evaluation, management considered certain internal control areas, in which we have made and are continuing to make changes to improve and enhance controls. Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of December 31, 2006, the Company's disclosure controls and procedures were effective (at the "reasonable assurance" level mentioned above) to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

BLUE MOON INVESTMENTS

Dated: February 1, 2007	By:	/s/ David Ward
David Ward, C.E.O., C.F.O., President and Director