Form 10QSB
period 2007-03-31
BLUE MOON INVESTMENTS
filed 2007-05-15
CIK 1094376

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[xx]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

Commission file Number: 000-29021

BLUE MOON INVESTMENTS
(Exact name of small business issuer as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

98-0210152
(I.R.S. Employer Identification Number)

Suite 700
1620 Dickson Avenue
Kelowna, British Columbia, V1Y 9Y2
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  500,000 common shares as at May 14, 2007

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

BLUE MOON INVESTMENTS

BLUE MOON INVESTMENTS, INC.
(A Development Stage Enterprise)
BALANCE SHEETS

	March 31,
	2007	September 30,
	(unaudited)	2006
ASSETS

CURRENT ASSETS
Cash	$-	$3,598

TOTAL ASSETS	$-	$3,598

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Checks in excess of deposits	$620	$-
Accounts payable and accrued liabilities	10,216	11,250
Indebtedness to related parties	33,500	75,500

TOTAL CURRENT LIABILITIES	44,336	86,750

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, 100,000,000 shares authorized; $0.0001
par value; 500,000 shares issued and outstanding	50	50
Additional paid-in capital	97,038	48,558
Accumulated deficit during development stage	(141,424)	(131,760)

TOTAL STOCKHOLDERS' DEFICIT	(44,336)	(83,152)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$3,598

The accompanying condensed notes are an integral part of these interim financial statements.

BLUE MOON INVESTMENTS, INC.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS

					From
					September 19,
					1997
					(Inception) to
	Three Months Ended March 31,		Six Months Ended March 31,		March 31,
	2007	2006	2007	2006	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES	$-	$-	$-	$-	-

EXPENSES
Selling, general and administrative expenses	5,349	3,614	9,643	5,213	109,989
Offering costs	-	-	-	-	31,406
Interest expense	20	-	21	-	29
TOTAL EXPENSES	5,369	3,614	9,664	5,213	141,424

LOSS FROM OPERATIONS	(5,369)	(3,614)	(9,664)	(5,213)	(141,424)

LOSS BEFORE TAXES	(5,369)	(3,614)	(9,664)	(5,213)	(141,424)

INCOME TAXES	-	-	-	-	-

NET LOSS	$(5,369)	$(3,614)	$(9,664)	$(5,213)	(141,424)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.01)	$(0.01)	(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	500,000	500,000	500,000	500,000

The accompanying condensed notes are an integral part of these interim financial statements.

BLUE MOON INVESTMENTS, INC.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS

			From
			September 19,
			1997
			(Inception) to
	Six Months Ended March 31,		March 31,
	2007	2006	2007
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,664)	$(5,213)	$(141,424)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss incurred on offering costs	-	-	31,406
Increase (decrease) in checks in excess of deposits	620	-	620
Increase (decrease) in accounts payable and accrued liabilities	(1,034)	(2,493)	10,215
Net cash used by operating activities	(10,078)	(7,706)	(99,183)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:	-	-	-

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Common stock issued for services	-	-	50
Payments for deferred offering costs	-	-	(31,405)
Proceeds from related party advances	6,000	10,000	81,500
Capital contributed by an affiliate	480	-	49,038
Net cash provided by financing activities	6,480	10,000	99,183

NET DECREASE IN CASH	(3,598)	2,294	-

CASH, BEGINNING OF PERIOD	3,598	3,179	-

CASH, END OF PERIOD	$-	$5,473	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$8
Income taxes paid	$-	$-	$-

NON-CASH TRANSACTIONS:
500,000 shares of common stock issued for services	$-	$-	$50
Cotntributed capital in exchange for related party indebtedness	$36,480	$-	$48,000

The accompanying condensed notes are an integral part of these interim financial statements.

BLUE MOON INVESTMENTS, INC.
(A Development Stage Enterprise)
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
March 31, 2007

Blue Moon Investments, Inc. (the “Company”) was incorporated, under the laws of Nevada on September 19, 1997 to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company’s business plan is to evaluate, structure and complete a merger with, or acquisition of, a privately owned corporation.

The Company has been in a development stage since its inception on September 19, 1997 and has not realized any revenues from its planned operations. The Company’s year end is September 30.

NOTE 1 - BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Regulation S-B as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended September 30, 2006. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the six month period ending March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending September 30, 2007.

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
March 31, 2007

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

RD Capital has assumed responsibility for funding the Company’s limited operations. The Company accounts for such proceeds as contributed capital or as indebtness to a related party. No capital contributions were made during the years ended September 30, 2005 and 2004, respectively. Through March 31, 2007, RD Capital has contributed a total of $49,038 on behalf of the stockholders, which is included in the accompanying financial statements as “additional paid-in capital.” RD Capital does not expect to be repaid for its capital contributions to the Company.

During the three months ended December 31, 2002, the Company reclassified $2,000 from “additional paid-in capital” to “indebtedness to related party” to report working capital advances received from RD Capital.

BLUE MOON INVESTMENTS, INC.
(A Development Stage Enterprise)
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
March 31, 2007

The Company was indebted to RD Capital in the amount of $45,000 for working capital advances received through September 30, 2006. The advances are interest free and are due on demand. The advances are included in the financial statements as “indebtedness to related parties”. During the six month period ended March 31, 2007, RD Capital advanced the Company an additional $3,000. During the period ended March 31, 2007, pursuant to an agreement with RD Capital, indebtedness of $11,520 was paid off, and the remaining indebtedness of $36,480 to RD Capital has been reclassified as “paid-in capital”.

LME Holdings Co., Ltd., a shareholder, advanced the Company $8,000 and $8,500, respectively, for working capital during the years ended September 30, 2006 and 2005. Prior to 2005, LME Holdings Co. Ltd. advanced the Company $14,000. LME Holdings Co. Ltd. advanced an additional $3,000 during the six month period ended March 31, 2007. At March 31, 2007, the Company owed $33,500 to LME Holdings Co., Ltd. The advances, reflected in the financial statements as “indebtedness to related parties”, are interest free, uncollateralized and due on demand. Management plans to settle the liability for cash or stock. The fair value of the related party debt approximates fair value due to the short-term maturity of the instruments.

NOTE 4 - COMMON STOCK

During the year ended September 30, 1997, the Company issued 500,000 shares of common stock in exchange for services. There have been no issuances of the Company’s common stock after September 30, 1997.

Item 2. Plan of Operation

PLAN OF OPERATIONS

The following discussion of the plan of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the six months ended March 31, 2007. This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2007. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment. Furthermore, in the course of this evaluation, management considered certain internal control areas, in which we have made and are continuing to make changes to improve and enhance controls. Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of March 31, 2007, the Company's disclosure controls and procedures were effective (at the "reasonable assurance" level mentioned above) to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

BLUE MOON INVESTMENTS

Dated: May 14, 2007	By:	/s/ David Ward
David Ward, C.E.O., C.F.O., President and Director