Form 10QSB
period 2007-06-30
BLUE MOON INVESTMENTS
filed 2007-08-13
CIK 1094376

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[xx]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

Commission file Number: 000-29021

BLUE MOON INVESTMENTS
(Exact name of small business issuer as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

98-0210152
(I.R.S. Employer Identification Number)

Suite 700
1620 Dickson Avenue
Kelowna, British Columbia, V1Y 9Y2
(Address of principal executive offices)

(250) 868-8177
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [ X ]     No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (check one):   Yes [ X ]    No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  500,000 common shares as at August 7, 2007

Transitional Small Business Disclosure Format (check one):   Yes [ ]    No [ X ]

BLUE MOON INVESTMENTS

BLUE MOON INVESTMENTS, INC.
(A Development Stage Enterprise)
BALANCE SHEETS

	June 30,
	2007	September 30,
	(unaudited)	2006
ASSETS

CURRENT ASSETS
Cash	$2,064	$3,598

TOTAL ASSETS	$2,064	$3,598

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$11,001	$11,250
Indebtedness to related parties	33,500	75,500

TOTAL CURRENT LIABILITIES	44,501	86,750

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, 100,000,000 shares authorized; $0.0001
par value; 500,000 shares issued and outstanding	50	50
Additional paid-in capital	104,038	48,558
Accumulated deficit during development stage	(146,525)	(131,760)

TOTAL STOCKHOLDERS' DEFICIT	(42,437)	(83,152)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,064	$3,598

The accompanying condensed notes are an integral part of these interim financial statements.

BLUE MOON INVESTMENTS, INC.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS

			From
			September 19,
			1997
			(Inception) to
	Nine Months Ended June 30,		June 30,
	2007	2006	2007
	(unaudited)	(unaudited)	(unaudited)

REVENUES	$-	$-	-

EXPENSES
Selling, general and administrative expenses	14,650	14,644	114,996
Offering costs	-	-	31,406
Interest expense	114	-	122
TOTAL EXPENSES	14,764	14,644	146,524

LOSS FROM OPERATIONS	(14,764)	(14,644)	(146,524)

LOSS BEFORE TAXES	(14,764)	(14,644)	(146,524)

INCOME TAXES	-	-	-

NET LOSS	$(14,764)	$(14,644)	(146,524)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	(0.03)	$(0.03)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	500,000	500,000

The accompanying condensed notes are an integral part of these interim financial statements.

BLUE MOON INVESTMENTS, INC.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS

			From
			September 19,
			1997
			(Inception) to
	Nine Months Ended June 30,		June 30,
	2007	2006	2007
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,764)	$(14,644)	$(146,524)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss incurred on offering costs	-	-	31,406
Increase (decrease) in checks in excess of deposits	-	-	-
Increase (decrease) in accounts payable and accrued liabilities	(250)	(992)	11,000
Net cash used by operating activities	(15,014)	(15,636)	(104,118)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:	-	-	-

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Common stock issued for services	-	-	50
Payments for deferred offering costs	-	-	(31,406)
Proceeds from related party advances	13,000	12,500	88,500
Capital contributed by an affiliate	480	-	49,038
Net cash provided by financing activities	13,480	12,500	106,182

NET INCREASE IN CASH	(1,534)	(3,136)	2,064

CASH, BEGINNING OF PERIOD	3,598	3,178	-

CASH, END OF PERIOD	$2,064	$42	$2,064

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$8
Income taxes paid	$-	$-	$-

NON-CASH TRANSACTIONS:
500,000 shares of common stock issued for services	$-	$-	$50
Contributed capital in exchange for related party indebtedness	$48,000	$-	$48,000

The accompanying condensed notes are an integral part of these interim financial statements.

BLUE MOON INVESTMENTS, INC.
(A Development Stage Enterprise)
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
June 30, 2007

NOTE 1 – BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Regulation S-B as promulgated by the Securities and Exchange Commission.  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended September 30, 2006.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.  Operating results for the nine month period ending June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending September 30, 2007.

The Company is a “blank check” company.  It was organized to evaluate, structure and complete a merger with, or acquisition of, a privately owned corporation.

Interim financial data presented herein is unaudited.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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
June 30, 2007

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

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company maintains a mailing address at the offices of RD Capital, Inc. (“RD Capital”), an affiliate under common control.  At this time, the Company has no need for an office.

RD Capital has assumed responsibility for funding the Company’s limited operations.  The Company accounts for such proceeds as contributed capital.  No capital contributions were made during the years ended September 30, 2005 and 2004, respectively.  Through June 30, 2007, RD Capital has contributed a total of $104,038 on behalf of the stockholders, which is included in the accompanying financial statements as “additional paid-in capital.”  RD Capital does not expect to be repaid for its capital contributions to the Company.

During the three months ended December 31, 2002, the Company reclassified $2,000 from “additional paid-in capital” to “indebtedness to related party” to report working capital advances received from RD Capital.

The Company was indebted to RD Capital in the amount of $26,000 for working capital advances received through September 30, 2004.  The advances were included in the financial statements as “indebtedness to related parties”.  The affiliate advanced the Company an additional $8,500 for working capital during the year ended September 30, 2005.  During the year ended September 30, 2006, the affiliate advanced the Company an additional $10,500 for working capital. RD Capital advanced an additional $3,000 during the six month period ended March 31, 2007.  As of March 31, 2007, the indebtedness of $48,000 to RD Capital was forgiven and reclassified as “paid-in capital”.

During the three months ended June 30. 2007, the Company received $7,000 from RD Capital.  These funds were recorded as additional paid-in capital in the accompanying financial statements.

LME Holdings Co., Ltd., a shareholder, advanced the Company $8,000, $8,500 and, $2,850, respectively, for working capital during the years ended September 30, 2006, 2005 and 2004. Prior to 2004, LME Holdings Co. Ltd. advanced the Company $11,150. LME Holdings Co. Ltd. advanced an additional $3,000 during the six month period ended March 31, 2007. At June 30, 2007, the Company owed $33,500 to LME Holdings Co., Ltd.  The advances, reflected in the financial statements as “indebtedness to related parties”, are interest free, uncollateralized and due on demand.  Management plans to settle the liability for cash or stock.  The fair value of the related party debt approximates fair value due to the short-term maturity of the instruments.

BLUE MOON INVESTMENTS, INC.
(A Development Stage Enterprise)
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
June 30, 2007

NOTE 4 – COMMON STOCK

During the year ended September 30, 1997, the Company issued 500,000 shares of common stock in exchange for services.  There have been no issuances of the Company’s common stock after September 30, 1997.

Item 2.    Plan of Operation

PLAN OF OPERATIONS

The following discussion of the plan of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the nine months ended June 30, 2007.  This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2007.  In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment.  Furthermore, in the course of this evaluation, management considered certain internal control areas, in which we have made and are continuing to make changes to improve and enhance controls.  Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of June 30, 2007, the Company's disclosure controls and procedures were effective (at the "reasonable assurance" level mentioned above) to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

BLUE MOON INVESTMENTS

Dated: August 7, 2007	By:	/s/ David Ward
David Ward, C.E.O., C.F.O., President and Director