Form 10KSB
period 2007-09-30
BLUE MOON INVESTMENTS
filed 2008-01-14
CIK 1094376

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[xx]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____

Commission file Number:  000-29021

BLUE MOON INVESTMENTS
(Name of small business issuer in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

98-0210152
(I.R.S. Employer Identification Number)

Suite 700, 1620 Dickson Avenue
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

The Issuer's revenues for its fiscal year ended September 30, 2007 were $0.

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

On September 30, 2007, the number of shares outstanding of the registrant's Common Stock was 500,000.

Transitional Small Business Disclosure Format (Check one):  Yes [ ];   No [ X ]

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

We operate from our offices at Suite 700, 1620 Dickson Avenue, Kelowna, British Columbia, Canada.  Space is provided to us on a rent free basis by David Ward, an officer and director, and it is anticipated that this arrangement will remain until we successfully consummate a merger or acquisition.  Management believes that this space will meet our needs for the foreseeable future.

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

The following audited financial statements are filed as part of this annual report:

-	Report of Independent Registered Public Accounting Firm
-	Balance Sheet as at September 30, 2007
-	Statements of Operations for the years ended September 30, 2007 and 2006
-	Statements of Changes in Shareholders’ Deficit for the period from October 1, 2002 through September 30, 2007
-	Statements of Cash Flows for the years ended September 30, 2007 and 2006
-	Notes to the Financial Statements

BLUE MOON INVESTMENTS, INC.
(A development Stage Enterprise)

Financial Statements
(Expressed in U.S. Dollars)

(Audited)
September 30, 2007

Index

Report of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Operations

Statements of Stockholders’ Deficit

Statements of Cash Flows

Notes to Financial Statements

Williams & Webster, P.S.

Certified Public Accountants & Business Consultants

Bank of America Financial Center • 601 W. Riverside, Suite 1940 • Spokane, WA 99201 • Phone (509) 838-5111 • Fax (509) 838-5114

Blue Moon Investments, Inc.
Kelowna, BC, Canada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Blue Moon Investments, Inc. as of September 30, 2007, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blue Moon Investments, Inc. as of September 30, 2007 and the results of its operations, stockholders equity and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Williams & Webster, P.S.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
January 11, 2007

Bank of America Financial Center
800 Fifth Avenue, Suite 4100, Seattle, WA 98104
Phone (206) 447-1303 Fax (206) 470-1150

www.williams-webster.com
Member of Russell Bedford International

BLUE MOON INVESTMENTS, INC.
(A Development Stage Enterprise)
BALANCE SHEETS

	September 30,
	2007	2006
ASSETS

CURRENT ASSETS
Cash	$2,719	$3,598

TOTAL ASSETS	$2,719	$3,598

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,959	$11,250
Indebtedness to related parties	33,500	75,500

TOTAL CURRENT LIABILITIES	35,459	86,750

COMMITMENTS AND CONTINGENCIES	10,198	-

STOCKHOLDERS' DEFICIT
Common stock, 100,000,000 shares authorized; $0.0001 par value; 500,000 shares issued and outstanding	50	50
Additional paid-in capital	107,038	48,558
Accumulated deficit during development stage	(150,026)	(131,760)

TOTAL STOCKHOLDERS' DEFICIT	(42,938)	(83,152)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,719	$3,598

The accompanying notes are an integral part of these financial statements.

BLUE MOON INVESTMENTS, INC.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS

			From Inception
			(September 19,
			1997)
	Year Ended		through
	September 30,		September 30,
	2007	2006	2007

REVENUES	$-	$-	$-

EXPENSES
Selling, general and administrative expenses	18,266	15,626	118,612
Offering costs	-	-	31,406
Interest expense	-	-	8
TOTAL EXPENSES	18,266	15,626	150,026

LOSS FROM OPERATIONS	(18,266)	(15,626)	(150,026)

LOSS BEFORE TAXES	(18,266)	(15,626)	(150,026)

INCOME TAXES	-	-	-

NET LOSS	$(18,266)	$(15,626)	$(150,026)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.04)	$(0.03)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	500,000	500,000

The accompanying notes are an integral part of these financial statements.

BLUE MOON INVESTMENTS, INC.
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS' DEFICIT

				Deficit
				Accumulated
	Common Stock		Additional	During	Total
	Number		Paid-In	Development	Stockholders'
	of Shares	Amount	Capital	Stage	Deficit

Balance, September 19, 1997 (Inception)	-	$-	$-	$-	$-

Common stock issued in exchange for services	500,000	50	-	-	50

Net loss for the year ended September 30, 1997	-	-	-	(50)	(50)

Balance, September 30, 1997	500,000	50	-	(50)	-

Net loss for the year ended September 30, 1998	-	-	-	-	-

Balance, September 30, 1998	500,000	50	-	(50)	-

Expenses paid by third party
on behalf of the Company	-	-	332	-	332

Net loss for the year ended September 30, 1999	-	-	-	(1,922)	(1,922)

Balance, September 30, 1999	500,000	50	332	(1,972)	(1,590)

Expenses paid by third party
on behalf of the Company	-	-	6,897	-	6,897

Net loss for the year ended September 30, 2000	-	-	-	(6,893)	(6,893)

Balance, September 30, 2000	500,000	50	7,229	(8,865)	(1,586)

Third party expenses paid by an affiliate on
behalf of the company	-	-	35,011	-	35,011

Net loss for the year ended September 30, 2001	-	-	-	(15,954)	(15,954)

Balance, September 30, 2001	500,000	50	42,240	(24,819)	17,471

Third party expenses paid by an affiliate on
behalf of the company	-	-	8,318	-	8,318

Net loss for the year ended September 30, 2002	-	-	-	(12,246)	(12,246)

Balance, September 30, 2002	500,000	50	50,558	(37,065)	13,543

Reclassification of advances received from
an affiliate to "indebtedness to related party"	-	-	(2,000)	-	(2,000)

Net loss for the year ended September 30, 2003	-	-	-	(24,096)	(24,096)

Balance, September 30, 2003	500,000	50	48,558	(61,161)	(12,553)

Net loss for the year ended September 30, 2004	-	-	-	(39,481)	(39,481)

Balance, September 30, 2004	500,000	50	48,558	(100,642)	(52,034)

Net loss for the year ended September 30, 2005	-	-	-	(15,492)	(15,492)

Balance, September 30, 2005	500,000	50	48,558	(116,134)	(67,526)

Net loss for the year ended September 30, 2006	-	-	-	(15,626.00)	(15,626)

Balance, September 30, 2006	500,000	$50	$48,558	$(131,760)	$(83,152)

Cash contributed by related party			22,000
Reclassification of dedt to related party			36,480
Net loss for the year ended September 30, 2007	-	-		(18,266.00)	(18,266)

Balance, September 30, 2007	500,000	$50	$107,038	$(150,026)	$(42,938)

The accompanying notes are an integral part of these financial statements.

BLUE MOON INVESTMENTS, INC.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS

			From Inception
			(September 19,
			1997)
	Year Ended		through
	September 30,		September 30,
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,266)	$(15,626)	$(150,026)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss incurred on offering costs	-	-	31,406
Increase (decrease) in accounts payable and accrued liabilities	907	(2,454)	12,157
Net cash used by operating activities	(17,359)	(18,080)	(106,463)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:	-	-	-

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Common stock issued for services	-	-	50
Payments for deferred offering costs	-	-	(31,406)
Proceeds from related party advances	(42,000)	18,500	91,500
Capital contributed by an affiliate	58,480	-	49,038
Net cash provided by financing activities	16,480	18,500	109,182

NET INCREASE IN CASH	(879)	420	2,719

CASH, BEGINNING OF PERIOD	3,598	3,178	-

CASH, END OF PERIOD	$2,719	$3,598	$2,719

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$8
Income taxes paid	$-	$-	$-

NON-CASH TRANSACTIONS:
Common stock issued for services	$-	$-	$50

The accompanying notes are an integral part of these financial statements.

BLUE MOON INVESTMENTS, INC.
(A Development Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2007

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

Accounting Method
The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Basic and Diluted Net Loss per Share
Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. At September 30, 2007 and 2006, basic and diluted loss per share is the same, as there are no common stock equivalents outstanding.

Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Concentration of Risk
The Company maintains its cash in primarily one business checking account, the funds of which are insured by the Federal Deposit Insurance Corporation.

BLUE MOON INVESTMENTS, INC.
(A Development Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2007

Compensated Absences
Currently, the Company has no employees; therefore, no liability has been recorded in the accompanying financial statements. The Company’s policy will be to recognize the costs of compensated absences when there are employees who earn such benefits.

Derivative Instruments
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB No. 133”, SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”,  which is effective for the Company as of January 1, 2001.  These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

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

For the years ended September 30, 2007 and 2006, the Company has not engaged in any transactions that would be considered derivative instrument or hedging activities.

Development Stage Activities
The Company has been in the development stage since its formation and has not realized any revenue from operations.  It will be primarily engaged in evaluating, structuring, and completing a merger with, or acquisition of, a privately owned corporation.

Fair Value of Financial Instruments
The Company's financial instruments as defined by Statement of Financial Accounting Standards
No. 107, "Disclosures about Fair Value of Financial Instruments," may include cash, receivables, advances, accounts payable and accrued expenses.  All such instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2007 and 2006.

BLUE MOON INVESTMENTS, INC.
(A Development Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2007

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

Provision for Taxes
Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”).

Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against the deferred tax asset if management does not believe the Company has met the “more likely than not” standard imposed by SFAS No. 109 to allow recognition of such an asset.

Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board updated its Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (hereinafter "SFAS No. 157") which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a significant immediate effect on its financial position or results of operation

BLUE MOON INVESTMENTS, INC.
(A Development Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2007

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (hereinafter "FIN 48"), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material immediate impact on its financial reporting.  The Company is currently evaluating the impact, if any, that the adoption of FIN 48 will have on its disclosure requirements.

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting; a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement 115, provided that the available for sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no immediate impact on the Company’s financial condition or results of operations.

BLUE MOON INVESTMENTS, INC.
(A Development Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2007

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140” (hereinafter “SFAS No. 155”). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity (“SPE”) may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no immediate impact on the Company’s financial condition or results of operations.

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

NOTE 3 – INCOME TAXES

A reconciliation of U.S. statutory federal income tax rate to the effective rate is as follows:

	Years Ended September 30,
	2007	2006
Net operating loss carryforward	$150,000	$131,700

Deferred tax asset	$51,000	$44,800

Deferred tax asset valuation allowance	(51,000)	(44,800)
Net Deferred Tax Asset	$-	$-

BLUE MOON INVESTMENTS, INC.
(A Development Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2007

At September 30, 2007, the Company had deferred tax assets before offsetting valuation allowance calculated at an expected rate of 34% of approximately $50,300.  At September 30, 2006, the Company had deferred tax assets before offsetting valuation allowance calculated at an expected rate of 34% of approximately $44,800.

As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the its deferred tax assets, a valuation allowance equal to the deferred tax assets was recorded at the Company’s year-end financial reporting dates.

At September 30, 2007 and 2006, the Company has net operating loss carryforwards of approximately $150,000 and $131,760, respectively, which will expire through the year 2027.  The change in valuation allowance from September 30, 2007 to September 30, 2006 is apparoximately $6,200.  This change is primarily due to the change in the Company’s net operating loss carryforwards.

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

Should the Company undergo an ownership change, as defined in Section 382 of the Internal Revenue Code, the Company’s tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation which could reduce or defer the utilization of those losses.

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company maintains a mailing address at the offices of RD Capital, Inc. (“RD Capital”), an affiliate under common control.  At this time, the Company has no need for an office.

RD Capital has assumed responsibility for funding the Company’s limited operations.  The Company accounts for such proceeds as contributed capital or as indebtness to a related party.  No capital contributions were made during the years ended September 30, 2006 and 2005, respectfully.  Through June 30, 2007, RD Capital has contributed a total of $ 107,038 on behalf of the stockholders, which is included in the accompanying financial statements as “additional paid-in capital.”  RD Capital does not expect to be repaid for its capital contributions to the Company.

During the three months ended December 31, 2002, the Company reclassified $2,000 from “additional paid-in capital” to “indebtedness to related party” to report working capital advances received from RD Capital.

BLUE MOON INVESTMENTS, INC.
(A Development Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2007

During the year ended September 30, 2007, RD Capital contributed an additional 22,000.  $36,480 of the $48,000 of indebtness to RD Capital was reclassified as “paid in capital”, with the balance of $11,520 repaid in cash.

LME Holdings Co., Ltd., a shareholder, advanced the Company $3,000, $8,000, and $8,500, respectively, for working capital during the years ended September 30, 2007, 2006, and 2005. Prior to 2005, LME Holdings Co. Ltd. advanced the Company $14,000. As of September 30, 2007 the Company owned $33,500 to LME Holdings Co., Ltd. The advances reflected in the financial statements as “indebtedness to related parties,” are interest free, uncollateralized and due on demand. Management plans to settle the liability for cash or stock. The fair value of the related party debt approximates fair value due to the short-term maturity of the instruments.

NOTE 5 – COMMON STOCK

During the year ended September 30, 1997, the Company issued 500,000 shares of common stock in exchange for services.  There have been no issuances of the Company’s common stock after September 30, 1997.

NOTE 6 – COMMITMENTS AND CONTIGENCIES

During the year ended September 30, 2007 the Company reclassified $10,198.09 from Accounts Payable to Commitments and Contingencies.  The amount in question was from 2001 was for work disputed by the Company and was not paid. The Company believes the time to collect the debt has now exceeded the statute of limitations for debt in Nevada and plans to write off the amount in fiscal 2008.

Item 8.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no other changes or disagreements with Accountants or Auditors during the fiscal year ended September 30, 2007 except as noted below.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2007.  In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment.  Furthermore, in the course of this evaluation, management considered certain internal control areas, in which we have made and are continuing to make changes to improve and enhance controls.  Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of September 30, 2007, the Company's disclosure controls and procedures were effective (at the "reasonable assurance" level mentioned above) to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

Name	Age	Position
David Ward	48	President, Chief Executive Officer and Chief Financial Officer and Director
Ron Schlitt	48	Secretary, Treasurer and Director

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

Board and Committee Meetings

The Board of Directors of the Company held no formal meetings during the year ended September 30, 2007.  All proceedings of the Board of Directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors.  Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and the By-laws of the Company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

For the year ended September 30, 2007 our only standing committee of the Board of Directors was our audit committee.

Audit Committee

Currently our audit committee consists of our entire Board of Directors.  We currently do not have nominating, compensation committees or committees performing similar functions.  There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

During fiscal 2006/2007, there were informal meetings held by this Committee.  The business of the Audit Committee was conducted by resolutions consented to in writing by all the members and filed with the minutes of the proceedings of the Audit Committee.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings.  Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended September 30, 2007, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with.

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

Our Code of Business Conduct and Ethics was filed with the Securities and Exchange Commission as Exhibit 14.1 to our annual report for the year ended September 30, 2005.  We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request.  Requests can be sent to:  Blue Moon Investments, Suite 700, 1620 Dickson Avenue, Kelowna, British Columbia, V1Y 9Y2.

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

It is possible that persons associated with management may refer a prospective merger or acquisition candidate to us.  In the event we consummate a transaction with any entity referred by associates of management, it is possible that the associate will be compensated for their referral in the form of a finder's fee.  It is anticipated that this fee will be either in the form of restricted common stock issued by us as part of the terms of the proposed transaction, or will be in the form of cash consideration.  However, if compensation is in the form of cash, payment will be tendered by the acquisition or merger candidate, because we have insufficient cash available.  The amount of any finder's fee cannot be determined as of the date of this registration statement, but is expected to be comparable to consideration normally paid in like transactions, which range up to ten percent of the transaction price.  No member of management will receive any finder’s fee, either directly or indirectly, as a result of their respective efforts to implement our business plan.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted for the benefit of our employees.

SUMMARY COMPENSATION TABLE
					Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principle Position	Year	Salary ($)	Bonus ($)	Other Annual Comp- ensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Option/SARs (#)	LTIP Payouts ($)	All Other Comp- ensation ($)
David Ward, President	2006/ 2007	$0.00	$0.00	$0.00	$0.00	0	$0.00	$0.00
Ron Schlitt, Secretary, Treasurer and Director	2006/ 2007	$0.00	$0.00	$0.00	$0.00	0	$0.00	$0.00

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

Compensation Of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings.  We did not pay director's fees or other cash compensation for services rendered as a director in the year ended September 30, 2007.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder   Matters

The following table provides information regarding the beneficial ownership of our common stock as of September 30, 2007 by:

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

Item 13.  Exhibits, List and Reports on Form 8-K.

(A)            Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation and amendments thereto, as filed with the Issuer's Form 10-SB (file no. 000-29021) filed on January 19, 2000 incorporated herein by reference.
3.3	Bylaws as filed with the Issuer's Form 10-SB (file no. 000-29021) on January 19, 2000 incorporated herein by reference.
4.1	Form of Lock Up Agreement Executed by the Issuer's Shareholders as filed with the Issuer's Form 10-SB (file no. 000-29021) filed on January 19, 2000, incorporated herein by reference.
13.1	Form 10QSB for the Period ended December 31, 2006, filed on February 6, 2007, incorporated herein by reference.
13.2	Form 10QSB for the Period ended March 31, 2007, filed on May 15, 2007, incorporated herein by reference.
13.3	Form 10QSB for the Period ended June 30, 2007, filed on August 13, 2007, incorporated herein by reference.
31	Section 302 Certification
32	Section 906 Certification

(B)            Reports on Form 8-K

None

Item 14.  Principal Accountant Fees and Services

Audit Fees

For the fiscal year ended September 30, 2007, the aggregate fees billed by Williams & Webster, P.S. for professional services rendered for the audit of our annual financial statements included in our annual report on Form 10-KSB were $18,336.  For the period ended September 30, 2006, the aggregate fees billed by Williams & Webster, P.S. for professional services rendered for the audit of our annual financial statements included in our annual report on Form 10-KSB were $6,912.50.

Audit Related Fees

For the period ended September 30, 2007, the aggregate fees billed for assurance and related services by Williams & Webster, P.S. relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $-0-.  For the period ended September 30, 2006, the aggregate fees billed for assurance and related services by Williams & Webster, P.S. relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $0.

Tax Fees

For the period ended September 30, 2007, the aggregate fees billed by Williams & Webster, P.S. for other non-audit professional services, other than those services listed above, totalled $-0-.  For the period ended September 30, 2006, the aggregate fees billed by Williams & Webster, P.S. for other non-audit professional services, other than those services listed above, totalled $0.

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

BLUE MOON INVESTMENTS

Dated: January 11, 2008	Per:	/s/ David Ward
David Ward President, C.E.O., C.F.O. and Director

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ David Ward
David Ward, President, C.E.O., C.F.O. Director
January 11, 2008
Date