Form 10QSB
period 2007-12-31
BLUE MOON INVESTMENTS
filed 2008-02-13
CIK 1094376

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[xx]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:    500,000 common shares as at February 12, 2008

Transitional Small Business Disclosure Format (check one):   Yes [ ]    No [ X ]

BLUE MOON INVESTMENTS

BLUE MOON INVESTMENTS, INC.
(A Development Stage Enterprise)
BALANCE SHEETS

	December 31,
	2007	September 30,
	(Unaudited)	2007
ASSETS

CURRENT ASSETS
Cash	$-	$2,719
Refund receivable	85	-

TOTAL ASSETS	$85	$2,719

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Checks in excess of deposits	$2,494	$-
Accounts payable and accrued liabilities	19	1,959
Indebtedness to related parties	33,500	33,500

TOTAL CURRENT LIABILITIES	36,013	35,459

COMMITMENTS AND CONTINGENCIES	10,198	10,198

STOCKHOLDERS' DEFICIT
Common stock, 100,000,000 shares authorized; $0.0001
par value; 500,000 shares issued and outstanding	50	50
Additional paid-in capital	107,038	107,038
Accumulated deficit during development stage	(153,214)	(150,026)

TOTAL STOCKHOLDERS' DEFICIT	(46,126)	(42,938)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$85	$2,719

The accompanying condensed notes are an integral part of these interim financial statements.

BLUE MOON INVESTMENTS, INC.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS

			From Inception
	Three Months	Three Months	(September 19,
	Ended	Ended	1997)
	December 31,	December 31,	through
	2007	2007	December 31,
	(unaudited)	(unaudited)	2007

REVENUES	$-	$-	$-

EXPENSES
Selling, general and administrative expenses	3,188	3,682	121,800
Offering costs	-	-	31,406
Interest expense	-	-	8
TOTAL EXPENSES	3,188	3,682	153,214

LOSS FROM OPERATIONS	(3,188)	(3,682)	(153,214)

LOSS BEFORE TAXES	(3,188)	(3,682)	(153,214)

INCOME TAXES	-	-	-

NET LOSS	$(3,188)	$(3,682)	$(153,214)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	500,000	500,000

The accompanying condensed notes are an integral part of these interim financial statements.

BLUE MOON INVESTMENTS, INC.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS

			From Inception
	Three Months	Three Months	(September 19,
	Ended	Ended	1997)
	December 31,	December 31,	through
	2007	2006	December 31,
	(unaudited)	(unaudited)	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,188)	$(3,682)	$(153,214)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss incurred on offering costs	-	-	31,406
Increase in accounts receivable	(85)	-	(85)
Increase in checks in excess of deposits	2,494		2,494
Increase (decrease) in accounts payable and accrued liabilities	(1,940)	-	10,217
Net cash used by operating activities	(2,719)	(3,682)	(109,182)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:	-	-	-

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Common stock issued for services	-	-	50
Payments for deferred offering costs	-	-	(31,406)
Proceeds from related party advances	-	6,000	91,500
Capital contributed by an affiliate	-	-	49,038
Net cash provided by financing activities	-	6,000	109,182

NET INCREASE IN CASH	(2,719)	2,318	-

CASH, BEGINNING OF PERIOD	2,719	3,598	-

CASH, END OF PERIOD	$-	$5,916	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$8
Income taxes paid	$-	$-	$-

NON-CASH TRANSACTIONS:
Common stock issued for services	$-	$-	$50

The accompanying condensed notes are an integral part of these interim financial statements.

BLUE MOON INVESTMENTS, INC.
(A Development Stage Enterprise)
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
December 31, 2007

NOTE 1 – BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Regulation S-B as promulgated by the Securities and Exchange Commission.  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended September 30, 2007.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.  Operating results for the three month period ending December 31, 2007 are not necessarily indicative of the results that may be expected for the year ending September 30, 2008.

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

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  Management’s plans are to engage in evaluating, structuring, and completing a merger with, or acquisition of, a privately owned corporation.  These plans, if successful, will mitigate the factors which raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s continuation as a going concern is dependent upon continuing capital contributions from an affiliate (see Note 3) to meet its obligations on a timely basis, consummating a business combination with an operating company, and ultimately attaining profitability.  There is no assurance that the affiliate will continue to provide capital to the Company or that the Company can identify a target company and consummate a business combination.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BLUE MOON INVESTMENTS, INC.
(A Development Stage Enterprise)
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
December 31, 2007

Recent Accounting Pronouncements

In February, 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (hereinafter SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company’s financial condition or results of operation.

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company maintains a mailing address at the offices of RD Capital, Inc. (“RD Capital”), an affiliate under common control.  At this time, the Company has no need for an office.

RD Capital has assumed responsibility for funding the Company’s limited operations.  The Company accounts for such proceeds as contributed capital or as indebtedness to a related party.  No capital contributions were made during the years ended September 30, 2006 and 2005, respectfully.  Through December 31, 2007, RD Capital has contributed a total of $ 107,038 on behalf of the stockholders, which is included in the accompanying financial statements as “additional paid-in capital.”  RD Capital does not expect to be repaid for its capital contributions to the Company.

During the year ended September 30, 2007, the indebtedness of $48,000 to RD Capital was forgiven and reclassified as “paid-in capital”. Additional contributions were made during the year of $6,000.

As of September 30, 2007 the Company owed $33,500 to a shareholder, LME Holdings Co., Ltd. The advances reflected in the financial statements as “indebtedness to related parties,” are interest free, uncollateralized and due on demand. Management plans to settle the liability for cash or stock. The fair value of the related party debt approximates fair value due to the short-term maturity of the instruments.

BLUE MOON INVESTMENTS, INC.
(A Development Stage Enterprise)
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
December 31, 2007

NOTE 5 – COMMON STOCK

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

Item 2.    Plan of Operation

PLAN OF OPERATIONS

The following discussion of the plan of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the three months ended December 31, 2007.  This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of December 31, 2007.  In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment.  Furthermore, in the course of this evaluation, management considered certain internal control areas, in which we have made and are continuing to make changes to improve and enhance controls.  Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of December 31, 2007, the Company's disclosure controls and procedures were effective (at the "reasonable assurance" level mentioned above) to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

BLUE MOON INVESTMENTS

Dated: February 12, 2008	By:	/s/ David Ward
David Ward, C.E.O., C.F.O., President and Director