Form 10QSB
period 2008-06-30
BLUE MOON INVESTMENTS
filed 2008-08-12
CIK 1094376

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)
[ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from __________to __________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 500,000 common shares issued and outstanding as of August 6, 2008

Transitional Small Business Disclosure Format (Check one): Yes [   ] No[ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [   ]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

These financial statements have been prepared by Blue Moon Investments without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of our company as of June 30, 2008, and our results of operations, stockholders’deficit, and our cash flows for the interim period ended June 30, 2008. The results for these interim periods are not necessarily indicative of the results for the entire year.

BLUE MOON INVESTMENTS, INC.
(A Development Stage Enterprise)
BALANCE SHEETS

	June 30,
	2008	September 30,
	(Unaudited)	2007
ASSETS

CURRENT ASSETS
Cash	$-	$2,719

TOTAL ASSETS	$-	$2,719

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	4,294	1,959
Checks in excess of deposits	3,958	-
Indebtedness to related parties	39,500	33,500

TOTAL CURRENT LIABILITIES	47,752	35,459

COMMITMENTS AND CONTINGENCIES	10,198	10,198

STOCKHOLDERS' DEFICIT
Common stock, 100,000,000 shares authorized; $0.0001
par value; 500,000 shares issued and outstanding	50	50
Additional paid-in capital	118,038	107,038
Accumulated deficit during development stage	(176,038)	(150,026)

TOTAL STOCKHOLDERS' DEFICIT	(57,950)	(42,938)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$2,719

The accompanying condensed notes are an integral part of these interim financial statements.

BLUE MOON INVESTMENTS, INC.
(A Development Stage Enterprise
STATEMENTS OF OPERATIONS

					From Inception
	Three Months	Three Months	Nine Months	Nine Months	(September 19,
	Ended	Ended	Ended	Ended	1997)
	June 30,	June 30,	June 30,	June 30,	through
	2008	2007	2008	2007	June 30,
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	2008

REVENUES	$-	$-	$-	$-	$-

EXPENSES
Selling, general and administrative expenses	9,242	4,316	25,987	14,644	144,599
Offering costs	-		-		31,406
Interest expense	3		25		33
TOTAL EXPENSES	9,245	4,316	26,012	14,644	176,038

LOSS FROM OPERATIONS	-9,245	-4,316	-26,012	-14,644	-176,038

LOSS BEFORE TAXES	-9,245	-4,316	-26,012	-14,644	(176,038)

INCOME TAXES	-	-	-	-	-

NET LOSS	$-9,245	$-4,316	$-26,012	$-14,644	$(176,038)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$-0.02	$-0.01	$-0.05	$-0.03

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	500,000	500,000	500,000	500,000

The accompanying condensed notes are an integral part of these interim financial statements.

BLUE MOON INVESTMENTS, INC.
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS' DEFICIT

				Deficit
				Accumulated
	Common Stock		Additional	During	Total
	Number		Paid-In	Development	Stockholders'
	of Shares	Amount	Capital	Stage	Deficit

Balance, September 19, 1997 (Inception)	-	$-	$-	$-	$-
Common stock issued in exchange for services	500,000	50	-	-	50
Net loss for the year ended September 30, 1997	-	-	-	(50)	(50)

Balance, September 30, 1997	500,000	50	-	(50)	-
Net loss for the year ended September 30, 1998	-	-	-	-	-

Balance, September 30, 1998	500,000	50	-	(50)	-
Expenses paid by third party
on behalf of the Company	-	-	332	-	332
Net loss for the year ended September 30, 1999	-	-	-	(1,922)	(1,922)

Balance, September 30, 1999	500,000	50	332	(1,972)	(1,590)
Expenses paid by third party
on behalf of the Company	-	-	6,897	-	6,897
Net loss for the year ended September 30, 2000	-	-	-	(6,893)	(6,893)

Balance, September 30, 2000	500,000	50	7,229	(8,865)	(1,586)
Third party expenses paid by an affiliate on
behalf of the company	-	-	35,011	-	35,011
Net loss for the year ended September 30, 2001	-	-	-	(15,954)	(15,954)

Balance, September 30, 2001	500,000	50	42,240	(24,819)	17,471
Third party expenses paid by an affiliate on
behalf of the company	-	-	8,318	-	8,318
Net loss for the year ended September 30, 2002	-	-	-	(12,246)	(12,246)

Balance, September 30, 2002	500,000	50	50,558	(37,065)	13,543
Reclassification of advances received from
an affiliate to "indebtedness to related party"	-	-	(2,000)	-	(2,000)
Net loss for the year ended September 30, 2003	-	-	-	(24,096)	(24,096)

Balance, September 30, 2003	500,000	50	48,558	(61,161)	(12,553)
Net loss for the year ended September 30, 2004	-	-	-	(39,481)	(39,481)

Balance, September 30, 2004	500,000	50	48,558	(100,642)	(52,034)
Net loss for the year ended September 30, 2005	-	-	-	(15,492)	(15,492)

Balance, September 30, 2005	500,000	50	48,558	(116,134)	(67,526)
Net loss for the year ended September 30, 2006	-	-	-	(15,626.00)	(15,626)

Balance, September 30, 2006	500,000	$50	$48,558	$(131,760)	$(83,152)
Cash contributed by related party	-	-	22,000	-	-
Reclassification of dedt to related party	-	-	36,480	-	-
Net loss for the year ended September 30, 2007	-	-	-	(18,266)	(42,938)

Balance, September 30, 2007	500,000	$50	$107,038	$(150,026)	$(42,938)
Cash contributed by related party
Additional paid in capital from related party			11,000		11,000
Net loss for the period ended June 30, 2008	-			(26,012)	(26,012)

Balance, June 30, 2008	500,000	-	118,038	(176,038)	(57,950)

The accompanying notes are an integral part of these financial statements.

BLUE MOON INVESTMENTS, INC.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS

			From Inception
	Nine Months	Nine Months	(September 19,
	Ended	Ended	1997)
	June 30,	June 30,	through
	2008	2007	June 30,
	(unaudited)	(unaudited)	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,012)	$(14,764)	$(176,038)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss incurred on offering costs	-	-	31,406
Increase (decrease) in checks in excess of deposits	3,958	-	3,958
Decrease in accounts receivable	-	-	-
Increase (decrease) in accounts payable and accrued liabilities	2,335	(250)	14,492
Net cash used by operating activities	(19,719)	(15,014)	(126,182)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:	-	-	-

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Common stock issued for services	-	-	50
Payments for deferred offering costs	-	-	(31,406)
Proceeds from related party advances	6,000	13,000	97,500
Capital contributed by an affiliate	11,000	480	60,038
Net cash provided by financing activities	17,000	13,480	126,182

NET INCREASE (DECREASE) IN CASH	(2,719)	(1,534)	-

CASH, BEGINNING OF PERIOD	2,719	3,598	-

CASH, END OF PERIOD	$-	$2,064	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$11
Income taxes paid	$-	$-	$-

NON-CASH TRANSACTIONS:
Common stock issued for services	-	-	$50

The accompanying condensed notes are an integral part of these interim financial statements.

BLUE MOON INVESTMENTS, INC.
(A Development Stage Enterprise)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
June 30, 2008

NOTE 1 –BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Regulation SX as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements included in an annual report on form 10KSB for the year ended September 30, 2007. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the nine month period ending June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending September 30, 2008.

The Company is a “blank check”company. It was organized to evaluate, structure and complete a merger with, or acquisition of, a privately owned corporation.

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

BLUE MOON INVESTMENTS, INC.
(A Development Stage Enterprise)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
June 30, 2008

NOTE 3 –RELATED PARTY TRANSACTIONS

The Company maintains a mailing address at the offices of RD Capital, Inc. (“RD Capital”), an affiliate under common control. At this time, the Company has no need for an office.

RD Capital has assumed responsibility for funding the Company’s limited operations. The Company accounts for such proceeds as contributed capital or as indebtness to a related party. Through September 30, 2007, RD Capital has contributed a total of $107,038 on behalf of the stockholders, which is included in the accompanying financial statements as “additional paid-in capital.” During the nine month period ending June 30, 2008, RD Capital contributed an additional $5,000 to paid in capital. RD Capital does not expect to be repaid for its capital contributions to the Company.

During the year ended September 30, 2007, indebtedness of $48,000 to RD Capital was forgiven and reclassified as “paid-in capital.”

As of September 30, 2007 the Company owed $33,500 to a shareholder, LME Holdings Co., Ltd. During the nine month period ended June 30, 2008, an additional $12,000 was advanced to the Company, increasing the advances by $6,000 to $39,500 and the other $6,000 as contributed capital. The advances reflected in the financial statements as “indebtedness to related parties,” are interest free, uncollateralized and due on demand.

BLUE MOON INVESTMENTS, INC.
(A Development Stage Enterprise)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
June 30, 2008

NOTE 4 –COMMON STOCK

There have been no issuances of the Company’s common stock after September 30, 1997.

NOTE 5 –COMMITMENTS AND CONTIGENCIES

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

As used in this quarterly report, the terms "we", "us", "our", "our company" and “Blue Moon”mean Blue Moon Investments, unless otherwise indicated.

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

The Securities and Exchange Commission defines a “blank check”company as "any development stage company that is issuing a penny stock and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully implemented our business plan. We intend to comply with the periodic reporting requirements of the Securities Exchange Act of 1934 for so long as it is subject to those requirements.

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

Plan of Operations

We currently do not engage in any business activities that provide cash flow. We currently do not have sufficient funds to fund our ongoing operations and execute our business plan of seeking a business combination.

During the next twelve months we anticipate incurring costs related to:

(i)	filing of reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and

(ii)	consummating an acquisition.

We believe we will be able to meet these costs through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

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

Results of Operations

For the nine months ending June 30, 2008, we had no activities that produced revenues from operations.

For the nine months ending June 30, 2008, we had a net loss of $26,012, due to legal, accounting, audit and other professional fees incurred in relation to the filing of our reports as required by the Securities Exchange Act of 1934, as amended.

Liquidity and Capital Resources

As of June 30, 2008, we had assets equal to $nil. Our current liabilities as of June 30, 2008 totaled $47,752, comprised of accounts payable and accrued liabilities of $8,252 and indebtedness to related parties of $39,500.

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

Product Research and Development

We do not anticipate that we will spend any significant monies on research and development over the twelve month period ending June 30, 2009.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve month period ending June 30, 2009.

Off-Balance Sheet Arrangements

As of June 30, 2008, our company had no off-balance sheet arrangements, including any outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Our company does not engage in trading activities involving non-exchange traded contracts.

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

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon our company locating and consummating a merger or acquisition with a private entity and achieving a profitable level of operation. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current shareholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Application of Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other “forward looking statements” Such forward looking statements include any projections and estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other “forward looking statements”involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward looking statements”

There may be conflicts of interest as a result of our management being involved with other blank check shell companies.

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

Since September 19, 1997 (inception) through June 30, 2008, we have incurred a net loss of $176,038. We expect that we will incur losses at least until we complete a merger or other business combination with an operating business and perhaps after such a combination as well. There can be no assurance that we will complete a merger or other business combination with an operating business or that we will ever be profitable.

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

Additional risks may exist since we expect to assist a privately held business to become public through a “reverse merger.”Securities analysts of major brokerage firms may not provide coverage of our company since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our post-merger company in the future.

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

Since shares of our common stock issued prior to a business combination or reverse merger cannot currently, nor will they for a considerable period of time after we complete a business combination, be available to be offered, sold, pledged or otherwise transferred without being registered pursuant to the Securities Act, we will likely file a resale registration statement on Form S-1, or some other available form, to register for resale such shares of our common stock. We cannot control this future registration process in all respects as some matters are outside our control. Even if we are successful in causing the effectiveness of the resale registration statement, there can be no assurances that the occurrence of subsequent events may not preclude our ability to maintain the effectiveness of the registration statement. Any of the foregoing items could have adverse effects on the liquidity of our shares of common stock.

In addition, the SEC has recently disclosed that it has developed internal informal guidelines concerning the use of a resale registration statement to register the securities issued to certain investors in private investment in public equity (PIPE) transactions, where the issuer has a market capitalization of less than $75 million and, in general, does not qualify to file a Registration Statement on Form S-3 to register its securities. The SEC has taken the position that these smaller issuers may not be able to rely on Rule 415 under the Securities Act (“Rule 415”), which generally permits the offer and sale of securities on a continued or delayed basis over a period of time, but instead would require that the issuer offer and sell such securities in a direct or "primary" public offering, at a fixed price, if the facts and circumstances are such that the SEC believes the investors seeking to have their shares registered are underwriters and/or affiliates of the issuer. It appears that the SEC in most cases will permit a registration for resale of up to one third of the total number of shares of common stock then currently owned by persons who are not affiliates of such issuer and, in some cases, a larger percentage depending on the facts and circumstances. Staff members also have indicated that an issuer in most cases will have to wait until the later of six months after effectiveness of the first registration or such time as substantially all securities registered in the first registration are sold before filing a subsequent registration on behalf of the same investors. Since, following a reverse merger or business combination, we may have little or no tradable shares of common stock, it is unclear as to how many, if any, shares of our common stock the SEC will permit us to register for resale, but SEC staff members have indicated a willingness to consider a higher percentage in connection with registrations following reverse mergers with shell companies such as our company. The SEC may require as a condition to the declaration of effectiveness of a resale registration statement that we reduce or “cut back”the number of shares of common stock to be registered in such registration statement. The result of the foregoing is that a stockholder’s liquidity in our common stock may be adversely affected in the event the SEC requires a cut back of the securities as a condition to allow us to rely on Rule 415 with respect to a resale registration statement, or, if the SEC requires us to file a primary registration statement.

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

As of June 30, 2008, the end of the period covered by this report, our president and chief executive officer (who is acting as our principal executive officer, principal financial officer and principle accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (who is acting as our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-B

Exhibit	Description
Number

(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form 10-SB filed on January 19, 2000).

3.2	Amendment to Articles of Incorporation (incorporated by reference from our Registration Statement on Form 10-SB filed on January 19, 2000).

3.3	By-laws (incorporated by reference from our Registration Statement on Form 10-SB filed on January 19, 2001).

(4)	Instruments Defining Rights of Security Holders, Including Debentures

4.1	Specimen Informational Statement (incorporated by reference from our Registration Statement on Form 10-SB filed on January 19, 2000).

(31)	Section 302 Certifications

31.1*	Section 302 Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

Exhibit	Description
Number

(32)	Section 906 Certification

32.1*	Section 906 Certification of Principal Executive Officer Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

(99)	Additional Exhibits

99.1	Form of Lockup Agreement (incorporated by reference from our Registration Statement on Form 10- SB filed on January 19, 2000).

*filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE MOON INVESTMENTS

By /s/ David Ward
David Ward
President, Chief Executive Officer, Chief Financial
Officer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

Date: August 12, 2008