Form 10KSB
period 2008-09-30
BLUE MOON INVESTMENTS
filed 2009-01-13
CIK 1094376

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2008

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from [ ] to [ ]

Commission file number 000-29021

BLUE MOON INVESTMENTS
(Name of small business issuer in its charter)

Nevada	98-0210152
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

Suite 700, 1620 Dickson Avenue, Kelowna, British
Columbia	V1Y 9Y2
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number (250) 868-0535

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, par value $0.0001
(Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes [ x ] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[ x ] No [ ]

State issuer's revenues for its most recent fiscal year: $Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

N/A

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 500,000 shares of common stock as at December 18, 2008.

PART I

ITEM 1: DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future results of operation or future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “intends”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. You should not place undue reliance on these statements, which speak only as of the date that they were made. These cautionary statements should be considered with any written or oral forward-looking statements that we may issue in the future. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to reflect actual results, later events or circumstances or to reflect the occurrence of unanticipated events.

In this report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the shares of common stock in our capital stock.

As used in this annual report and unless otherwise indicated, the terms "we", "us", "our", “Company”, and “Blue Moon” mean Blue Moon Investments, unless otherwise indicated.

Corporate Overview

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

Competition

We face vast competition from other shell companies with the same objectives. We are in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Employees

We have no employees other than our management who devotes only a limited amount of time to our business.

Subsidiaries

We do not have any subsidiaries.

Intellectual Property

We do not own, either legally or beneficially, any patent or trademark.

RISK FACTORS

You should carefully review and consider the following risks as well as all other information contained in this Annual Report on Form 10-KSB, including our financial statements and the notes to those statements. The following risks and uncertainties are not the only ones facing us. Additional risks and uncertainties of which we are currently unaware or which we believe are not material also could materially adversely affect our business, financial condition, results of operations, or cash flows. To the extent any of the information contained in this annual report constitutes forward-looking information, the risk factors set forth below are cautionary statements identifying important factors that could cause our actual results for various financial reporting periods to differ materially from those expressed in any forward-looking statements made by or on our behalf and could materially adversely effect our financial condition, results of operations or cash flows.

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

Since September 19, 1997 (inception) through September 30, 2008, we have incurred a net loss of $182,455. We expect that we will incur losses at least until we complete a merger or other business combination with an operating business and perhaps after such a combination as well. There can be no assurance that we will complete a merger or other business combination with an operating business or that we will ever be profitable.

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

Other Risks

Trends, Risks and Uncertainties

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common stock.

ITEM 2: DESCRIPTION OF PROPERTY

We neither rent nor own any properties. We utilize the office space and equipment of our management at no cost. Management estimates such amounts to be immaterial. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

ITEM 3: LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest. The outcome of open unresolved legal proceedings is presently indeterminable. Any settlement resulting from resolution of these contingencies will be accounted for in the period of settlement. We do not believe the potential outcome from these legal proceedings will significantly impact our financial position, operations or cash flows.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted during the fourth quarter of our fiscal year covered by this report to a vote by our security holders.

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock

Our Articles of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock with a par value of $0.0001 per share. Our common stock is not listed on a publicly-traded market.

As of December 18, 2008, there were 10 holders of record of our common stock. As of such date, 500,000 shares of our common stock were issued and outstanding.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1. We would not be able to pay our debts as they become due in the usual course of business; or

2. Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of Shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

Equity Compensation Plan Information

We currently do not have any stock option or equity compensation plans or arrangements.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended September 30, 2008.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our financial statements and the related notes included herein. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled “Risk Factors” in this annual report.

Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

Results of Operations

We have not conducted any active operations since inception, except for our efforts to locate a suitable acquisition or merger transaction. No revenue has been generated by our Company during such period, and it is unlikely that we will have any revenues unless we are able to effect an acquisition of, or merger with, an operating company, of which there can be no assurance.

We had a net loss of $32,430 for the year ended September 30, 2008 consisting of $27,307 of general and administrative expenses, $12,018 of mineral property investigation, $10,198 of gain on forgiveness of debt, and $3,303 in interest expense.

Liquidity and Capital Resources

As of September 30, 2008, we had assets equal to $3,933. Our current liabilities as of September 30, 2008 totaled $48,801, comprised of accounts payable and accrued liabilities of $3,301 and indebtedness to related parties of $45,500.

Product Research and Development

We do not anticipate that we will spend any significant monies on research and development over the twelve month period ending September 30, 2009.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve month period ending September 30, 2009.

Off-Balance Sheet Arrangements

As of September 30, 2008, our Company had no off-balance sheet arrangements, including any outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Our Company does not engage in trading activities involving non-exchange traded contracts.

Employees

We currently have no employees, other than our executive officers and we do not expect to hire any employees in the foreseeable future. We presently conduct our business through agreements with consultants and arms-length third parties.

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended September 30, 2008, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

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

Recent accounting pronouncements

In December 2007, the FASB issued SFAS 141(R), “Business Combinations.” This Statement replaces SFAS 141, “Business Combinations,” and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141(R)). In addition, SFAS 141(R)'s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. SFAS 141(R) amends SFAS No. 109, “Accounting for Income Taxes,” to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS 142, “Goodwill and Other Intangible Assets,” to, among other things, provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently assessing the potential impact that the adoption of SFAS 141(R) could have on our financial statements.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS 160 amends Accounting Research Bulletin 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently assessing the potential impact that the adoption of SFAS 160 could have on our financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities –an amendment of FASB Statement No. 133,” (SFAS “161”) as amended and interpreted, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted.

In May of 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This statement identifies literature established by the FASB as the source for accounting principles to be applied by entities which prepare financial statements presented in conformity with generally accepted accounting principles (GAAP) in the United States. This statement is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” This statement will require no changes in the Company’s financial reporting practices.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60 ”. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

ITEM 7: FINANCIAL STATEMENTS

Williams & Webster, P.S.
Certified Public Accountants & Business Consultants

Blue Moon Investments, Inc.
Kelowna, B.C., Canada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's operating losses, limited cash, and negative working capital raise substantial doubt about its ability to continue as a going concern. Management's plans regarding the resolution of this issue are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Williams & Webster, P.S.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
January 11, 2008

Bank of America Financial Center
601 W. Riverside, Suite 1940, Spokane, WA 99201
Phone (509) 838-5111 Fax (509) 838-5114

www.williams-webster.com

Center for Public Company Audit Firms
Private Companies Practice Section
AICPA, WSCPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Blue Moon Investments, Inc.
Carson City, Nevada

We have audited the accompanying balance sheet of Blue Moon Investments, Inc. (A Development Stage Company) as of September 30, 2008 and the related statements of operations, stockholders’ equity, and cash flows for the year then ended and for the period from inception (September 19, 1997) through September 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Blue Moon Investments, Inc. for the year ended September 30, 2007 and from inception (September 19, 1997) to September 30, 2007. Those statements were audited by other auditors whose report has been furnished to us and our opinion, in so far as it relates to the amounts included in the year ended September 30, 2007 and from inception (September 19, 1997) to September 30, 2007, is based solely on the report of other auditors.

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

In our opinion, based upon our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Blue Moon Investments, Inc. (A Development Stage Company) as of September 30, 2008, and the results of its operations and cash flows for the year then ended and from inception (September 19, 1997) through September 30, 2008 in conformity with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith & Company, LLC
Henderson, Nevada
December 23, 2008

2580 Anthem Village Drive, Henderson, NV 89052
Telephone (702) 588-5960 • Facsimile (702) 588-5979

BLUE MOON INVESTMENTS, INC.
(A Development Stage Enterprise)
BALANCE SHEETS

	September 30,
	2008	2007
ASSETS

CURRENT ASSETS
Cash	$3,933	$2,719

TOTAL ASSETS	$3,933	$2,719

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$3,301	$1,959
Loan payable	45,500	33,500

TOTAL CURRENT LIABILITIES	48,801	35,459

COMMITMENTS AND CONTINGENCIES	-	10,198

STOCKHOLDERS' DEFICIT
Common stock, 100,000,000 shares authorized; $0.0001
par value; 500,000 shares issued and outstanding	50	50
Additional paid-in capital	137,538	107,038
Accumulated deficit during development stage	(182,456)	(150,026)

TOTAL STOCKHOLDERS' DEFICIT	(44,868)	(42,938)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,933	$2,719

The accompanying notes are an integral part of these financial statements.

BLUE MOON INVESTMENTS, INC.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS

			September 19,
			1997 (inception)
	Year Ended		through
	September 30,		September 30,
	2008	2007	2008

REVENUES	$-	$-	$-

EXPENSES
Selling, general and administrative expenses	27,307	18,266	145,919
Mineral property investigation	12,018	-	12,018
Offering costs	-	-	31,406
TOTAL EXPENSES	39,325	18,266	189,343

LOSS FROM OPERATIONS	(39,325)	(18,266)	(189,343)

OTHER INCOME/(EXPENSE)
Interest expense	(3,303)	-	(3,311)
Gain on forgiveness of debt	10,198	-	10,198

TOTAL OTHER INCOME/(EXPENSE)	6,895	-	6,887

NET LOSS	$(32,430)	$(18,266)	$(182,456)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.06)	$(0.04)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	500,000	500,000

The accompanying notes are an integral part of these financial statements.

BLUE MOON INVESTMENTS, INC.
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD SEPTEMBER 19, 1997 (INCEPTION) TO SEPTEMBER 30, 2008
(AUDITED)

				Deficit
				Accumulated
	Common Stock		Additional	During	Total
	Number		Paid-In	Development	Stockholders'
	of Shares	Amount	Capital	Stage	Deficit

Balance, September 19, 1997 (Inception)	-	$-	$-	$-	$-
Common stock issued in exchange for services	500,000	50	-	-	50
Net loss	-	-	-	(50)	(50)
Balance, September 30, 1997	500,000	50	-	(50)	-
Net loss	-	-	-	-	-
Balance, September 30, 1998	500,000	50	-	(50)	-
Contributed capital	-	-	332	-	332
Net loss	-	-	-	(1,922)	(1,922)
Balance, September 30, 1999	500,000	50	332	(1,972)	(1,590)
Contributed capital	-	-	6,897	-	6,897
Net loss	-	-	-	(6,893)	(6,893)
Balance, September 30, 2000	500,000	50	7,229	(8,865)	(1,586)
Contributed capital	-	-	35,011	-	35,011
Net loss	-	-	-	(15,954)	(15,954)
Balance, September 30, 2001	500,000	50	42,240	(24,819)	17,471
Contributed capital	-	-	8,318	-	8,318
Net loss	-	-	-	(12,246)	(12,246)
Balance, September 30, 2002	500,000	50	50,558	(37,065)	13,543
Reclassification of advances received from
an affiliate to "indebtness of related party"	-	-	(2,000)	-	(2,000)
Net loss	-	-	-	(24,096)	(24,096)
Balance, September 30, 2003	500,000	50	48,558	(61,161)	(12,553)
Net loss	-	-	-	(39,481)	(39,481)
Balance, September 30, 2004	500,000	50	48,558	(100,642)	(52,034)
Net loss	-	-	-	(15,492)	(15,492)
Balance, September 30, 2005	500,000	50	48,558	(116,134)	(67,526)
Net loss	-	-	-	(15,626)	(15,626)
Balance, September 30, 2006	500,000	$50	$48,558	$(131,760)	$(83,152)
Cash contributed by related party	-	-	22,000	-	22,000
Forgiveness of debt to related party	-	-	36,480	-	36,480
Net loss	-	-		(18,266)	(18,266)
Balance, September 30, 2007	500,000	$50	$107,038	$(150,026)	$(42,938)
Cash contributed by related party	-	-	30,500	-	30,500
Net loss	-	-	-	(32,430)	(32,430)
Balance, September 30, 2008	500,000	$50	$137,538	$(182,456)	$(44,868)

The accompanying notes are an integral part of these financial statements.

BLUE MOON INVESTMENTS, INC.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS

			September 19,
			1997 (inception)
	Year Ended		through
	September 30,		September 30,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(32,430)	$(18,266)	$(182,456)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss incurred on offering costs	-	-	31,406
Gain on forgivenness of debt	(10,198)		(10,198)
CHANGES IN OPERATING ASSETS AND LIABILITIES
Increase in accounts payable and accrued liabilities	1,342	907	13,499
Net cash used by operating activities	(41,286)	(17,359)	(147,749)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Common stock issued for services	-	-	50
Payments for deferred offering costs	-	-	(31,406)
Proceeds from loan payable	12,000	(42,000)	103,500
Capital contributed by related party	30,500	58,480	79,538
Net cash provided by financing activities	42,500	16,480	151,682

NET INCREASE (DECREASE) IN CASH	1,214	(879)	3,933

CASH, BEGINNING OF PERIOD	2,719	3,598	-

CASH, END OF PERIOD	$3,933	$2,719	$3,933

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$8
Income taxes paid	$-	$-	$-

NON-CASH TRANSACTIONS:
Common stock issued for services	$-	$-	$50

The accompanying notes are an integral part of these financial statements.

BLUE MOON INVESTMENTS, INC.
(A Development Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Audited)

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

The Company has been in a development stage since its inception on September 19, 1997 under the provision of SFAS No. 7, “Accounting and Reporting for Development Stage Enterprises” and has not realized any revenues from its planned operations. A development stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenue there from. Development-stage companies report cumulative costs from the enterprise's inception. The Company’s year end is September 30.

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

Basic and Diluted Net Loss per Share
Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time they were outstanding. At September 30, 2008 and 2007, basic and diluted loss per share is the same, as there are no common stock equivalents outstanding.

Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Concentration of Risk
The Company maintains its cash in primarily one business checking account, the funds of which are insured by the Federal Deposit Insurance Corporation.

BLUE MOON INVESTMENTS, INC.
(A Development Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Audited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Fair Value of Financial Instruments
The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," may include cash, receivables, advances, accounts payable and accrued expenses. All such instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2008 and 2007.

Going Concern
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has no revenues, minimal cash, and recurring losses since inception of $(182,456). These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management’s plans are to engage in evaluating, structuring, and completing a merger with, or acquisition of, a privately owned corporation. These plans, if successful, will mitigate the factors which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent upon continuing capital contributions from an affiliate to meet its obligations on a timely basis, consummating a business combination with an operating company, and ultimately attaining profitability. There is no assurance that the affiliate will continue to provide capital to the Company or that the Company can identify a target company and consummate a business combination. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

BLUE MOON INVESTMENTS, INC.
(A Development Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Audited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements
In March 2008, the FASB issued SFAS No. 161, DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS 161"). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity's liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and will be adopted by the Company beginning in the first quarter of 2009. The Company does not expect there to be any impact of adopting SFAS 161 on its financial position, cash flows and results of operations as the Company does not currently have any derivative instruments or hedging activity and does not anticipate any in the near future.

In December 2007, the FASB issued SFAS No. 160, NONCONTROLLING INTEREST IN CONSOLIDATED FINANCIAL STATEMENTS, AN AMENDMENT OF ARB NO. 51 ("SFAS No. 160"), which will change the accounting and reporting for minority interests, and will be recharacterized as non-controlling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of an entity's first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. Management does not expect there to be any impact of adopting SFAS 160 on its financial position as the Company does not currently have any ownership interest in other companies.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), BUSINESS COMBINATIONS ("SFAS No. 141R"). SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the entity's first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations completed by us prior to January 1, 2009 will be recorded and disclosed following existing GAAP. Management does not expect there to be any impact of adopting SFAS 141R as no business combinations exist and none are expected in the near future.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS

BLUE MOON INVESTMENTS, INC.
(A Development Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Audited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

AND FINANCIAL LIABILITIES - INCLUDING AN AMENDMENT OF FASB NO. 115 ("SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of our first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. As of Setember 30, 2008, we have not adopted this statement and management has not determined the effect that adopting this statement would have on the Company's financial position or results of operations.

In May of 2008, the FASB issued Statement No. 162, “THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES.” This statement identifies literature established by the FASB as the source for accounting principles to be applied by entities which prepare financial statements presented in conformity with generally accepted accounting principles (GAAP) in the United States. This statement is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” This statement will require no changes in the Company’s financial reporting practices.

In May of 2008 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 163, “ACCOUNTING FOR FINANCIAL GUARANTEE INSURANCE – AN INTERPRETATION OF FASB STATEMENT NO. 60, ACCOUNTING AND REPORTING BY INSURANCE ENTERPRISES”. This statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This statement also clarifies how Statement 60 applies to financial guarantee insurance contracts. This statement is effective for fiscal years beginning after December 15, 2008. This statement has no effect on the Company’s financial reporting at this time.

BLUE MOON INVESTMENTS, INC.
(A Development Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Audited)

NOTE 3 – INCOME TAXES

A reconciliation of U.S. statutory federal income tax rate to the effective rate is as follows:

	Years Ended September 30,
	2008	2007
Net operating loss carryforward	$182,000	$150,000

Deferred tax asset	$62,000	$51,000
Deferred tax asset valuation allowance	(62,000)	(51,000)
Net Deferred Tax Asset	$-	$-

At September 30, 2008, the Company had deferred tax assets before offsetting valuation allowance calculated at an expected rate of 34% of approximately $62,000 . At September 30, 2007, the Company had deferred tax assets before offsetting valuation allowance calculated at an expected rate of 34% of approximately $51,000.

As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the its deferred tax assets, a valuation allowance equal to the deferred tax assets was recorded at the Company’s year-end financial reporting dates.

At September 30, 2008 and 2007, the Company has net operating loss carry forwards of approximately $182,000 and $150,000, respectively, which will expire through the year 2028. The change in valuation allowance from September 30, 2008 to September 30, 2007 is approximately $11,000. This change is primarily due to the change in the Company’s net operating loss carry forwards.

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

Should the Company undergo an ownership change, as defined in Section 382 of the Internal Revenue Code, the Company’s tax net operating loss carry forwards generated prior to the ownership change will be subject to an annual limitation which could reduce or defer the utilization of those losses.

BLUE MOON INVESTMENTS, INC.
(A Development Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Audited)

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company maintains a mailing address at the offices of RD Capital, Inc. (“RD Capital”), an affiliate under common control. At this time, the Company has no need for an office.

RD Capital has assumed responsibility for funding the Company’s limited operations. The Company accounts for such proceeds as contributed capital or as indebtedness to a related party. Through September 30, 2007, RD Capital has contributed a total of $107,038 on behalf of the stockholders, which is included in the accompanying financial statements as “additional paid-in capital.” During the year ended September 30, 2008, RD Capital contributed an additional $30,500 to paid-in-capital. RD Capital does not expect to be repaid for its capital contributions to the Company.

During the year ended September 30, 2007, $48,000 of indebtedness to RD Capital was satisfied through cash repayment of $11,520 and forgiveness of debt of $36,480, which was reclassified as additional paid-in capital.

NOTE 5 – LOAN PAYABLE

As of September 30, 2007 the Company owed $33,500 to LME Holdings Co., Ltd. During the year ended September 30, 2008, an additional $12,000 was loaned to the Company increasing the loan to $45,500. The loan reflected in the financial statements is interest free, uncollateralized and due on demand.

Per APB no. 21 “Interest on Receivables and Payable”, an 8% interest rate has been imputed on the non-interest bearing loan payable due to LME Holdings Co., Ltd in the amount of $3,266..

NOTE 6 – COMMON STOCK

On September 19, 1997, the Company issued 500,000 shares of common stock in exchange for services. There have been no issuances of the Company’s common stock since then.

During the year ended September 30, 1999, an affiliate paid third party expenses for $332 on behalf of the Company. These payments were recorded as contributed capital.

During the year ended September 30, 2000, an affiliate paid third party expenses for $6,897 on behalf of the Company. These payments were recorded as contributed capital.

During the year ended September 30, 2001, an affiliate paid third party expenses for $35,011 on behalf of the Company. These payments were recorded as contributed capital.

BLUE MOON INVESTMENTS, INC.
(A Development Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Audited)

NOTE 6 – COMMON STOCK (continued)

During the year ended September 30, 2002, the Company reclassified $2,000 from “additional paid-in capital” to “indebtedness to related party” to report working capital advances received from RD Capital.

During the year ended September 30, 2007, RD Capital contributed an additional $22,000. Additionally, $36,480 of the $48,000 of indebtness to RD Capital was reclassified as “paid in capital”, the balance of $11,520 was repaid in cash.

During the year ended September 30, 2008, RD Capital contributed $30,500. These funds were recorded as contributed capital. (Refer to Note 4 – Related Parties for additional information.)

NOTE 7 – COMMITMENTS AND CONTIGENCIES

During the year ended September 30, 2007, the Company reclassified $10,198 from Accounts Payable to Commitments and Contingencies. The amount in question was from 2001 was for work disputed by the Company and was not paid. The Company believes the time to collect the debt has now exceeded the statute of limitations for debt in Nevada and has written off the debt in September 30, 2008.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods, including the interim period up through the date the relationship ended with Williams & Webster, P.S.

ITEM 8A(T): CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president, chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of September 30, 2008, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president, chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president, chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of September 30, 2008, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our board of directors.

This annual report does not include an attestation report of our Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our Company to provide only management’s report in this annual report.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the year ended September 30, 2008 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8B: OTHER INFORMATION

None.

PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Directors and Executive Officers, Promoters and Control Persons

The following individuals serve as the directors and executive officers of our Company. All directors of our Company hold office until the next annual meeting of our shareholders or until their successors have been elected and qualified. The executive officers of our Company are appointed by our board of directors and hold office until their death, resignation or removal from office.

Name	Position Held with the Company	Age	Date First Elected or Appointed
David Ward	Director President, Chief Executive Officer and Chief Financial Officer	49	May 3, 2002
Ron Schlitt	Director, Secretary and Treasurer	49	May 3, 2002

Business Experience

The following is a brief account of the education and business experience during at least the past five years of our director and executive officer, indicating his principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

David Ward

From 1992 to present, Mr. Ward has been the President and owner of Keats William Management where he works with small and medium sized businesses in the marketing, finance and planning aspects of various companies. In 1987, Mr. Ward received a Professional Teaching Certification at the University of British Columbia and in 1984 received a Bachelor of Commerce diploma at the University of British Columbia.

Ron Schlitt

From 2004 to present, Mr. Schlitt has been the President and owner of RDJ Management Corp., where he works with small and medium sized business in leadership and corporate structure. From 1992 to 2004, he was Secretary and a managing partner of Epicenter Resources, Inc., a private corporation specializing in human resources development and training. Mr. Schlitt received a diploma of Business Administration with a Human Resources speciality from the College of New Caledonia. He has completed several certificate programs from Creative Training Techniques in various locations in the United States. He devotes only such time as necessary to the business of the Company which time is expected to be nominal.

Family Relationships

There are no family relationships among our directors or executive officers.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Code of Ethics

Effective December 1, 2005, our Company's board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, members of our board of directors, our Company's officers including our president, chief executive officer and chief financial officer (being our principal executive officer, our principal financial officer and our principal accounting officer), employees, consultants and advisors. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

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

Committees of the Board

All proceedings of our board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the corporate laws of the state of Nevada and the bylaws of our Company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Our Company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our Company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by our directors.

Our Company does not have any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors. The directors believe that, given the early stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. Our directors assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President and Chief Executive Officer, at the address appearing on the first page of this annual report.

Audit Committee Financial Expert

Our board of directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-B, nor do we have a board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(14) of NASDAQ Marketplace Rules.

We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The directors of our Company do not believe that it is necessary to have an audit committee because our Company believes that the functions of an audit committee can be adequately performed by our board of directors. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our shares of common stock and other equity securities, on Forms 3, 4 and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such forms received by our Company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended September 30, 2008, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were complied with.

ITEM 10: EXECUTIVE COMPENSATION

Executive Compensation

The particulars of compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended September 30, 2008; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the year ended September 30, 2008, who we will collectively refer to as our named executive officers, of our Company for the years ended September 30, 2008 and 2007, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation does not exceed $100,000 for the respective fiscal year: The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended September 30, 2008.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Award s ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa -tion ($)	Total ($)
David Ward President, Chief Executive Officer Chief Financial Officer and Director	2008 2007	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Ron Schlitt Secretary, Treasurer and Director	2008 2007	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

Other than as described below, there are no compensatory plans or arrangements with respect to our executive officers resulting from their resignation, retirement or other termination of employment or from a change of control.

Outstanding Equity Awards at Fiscal Year-End

As at September 30, 2008, there were no unexercised options or stock that had not vested in regards to our executive officers, and there were no equity incentive plan awards for our executive officers during the year ended September 30, 2008.

Options Grants in the Year Ended September 30, 2008

During the year ended September 30, 2008, no stock options were granted to our executive officers.

Aggregated Options Exercised in the Year Ended September 30, 2008 and Year End Option Values

There were no stock options exercised during the year ended September 30, 2008 and no stock options held by our executive officers at the end of the year ended September 30, 2008.

Repricing of Options/SARS

We did not reprice any options previously granted to our executive officers during the year ended September 30, 2008.

Director Compensation

Directors of our Company may be paid for their expenses incurred in attending each meeting of the directors. In addition to expenses, directors may be paid a sum for attending each meeting of the directors or may receive a stated salary as director. No payment precludes any director from serving our Company in any other capacity and being compensated for such service. Members of special or standing committees may be allowed similar reimbursement and compensation for attending committee meetings. During the year ended September 30, 2008, we did not pay any compensation or grant any stock options to our directors.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of the directors or executive officers of our Company or any associate or affiliate of our Company during the last two fiscal years, is or has been indebted to our Company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS.

The following table sets forth, as of December 18, 2008, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
David Ward 2205 Arrowhead Court Kelowna, BC V1Y 9S4	152,000	30.4%
Ron Schlitt 1890 Ranchmont Cres. Kelowna, B.C. V1V 1T3	152,000	30.4%
Directors and Executive Officers as a Group(1)	304,000 common shares	60.8%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on December 18, 2008. As of December 18, 2008, there were 500,000 shares of our Company’s common stock issued and outstanding.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our Company.

Equity Compensation Plan Information

As at September 30, 2008, we do not have any equity compensation plans in place.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as described below, no director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the year ended September 30, 2008, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last three completed fiscal years.

The Company maintains a mailing address at the offices of RD Capital, Inc. (“RD Capital”), an affiliate under common control. At this time, the Company has no need for an office.

RD Capital has assumed responsibility for funding the Company’s limited operations. The Company accounts for such proceeds as contributed capital or as indebtedness to a related party. Through September 30, 2007, RD Capital has contributed a total of $107,038 on behalf of the stockholders, which is included in the accompanying financial statements as “additional paid-in capital.” During the year ended September 30, 2008, RD Capital contributed an additional $30,500 to paid-in-capital. RD Capital does not expect to be repaid for its capital contributions to the Company.

During the year ended September 30, 2007, indebtedness of $36,480 to RD Capital was forgiven and reclassified as “paid-in capital.”

Director Independence

We currently act with two directors, consisting of David Ward and Ron Schlitt. We have determined that we do not have a director that qualifies as a “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

We do not have a standing audit, compensation or nominating committee, but our entire board of directors acts in such capacities. We believe that our members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our Company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

ITEM 13: EXHIBITS AND REPORTS

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

*filed herewith

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed to the Company for professional services rendered by the Company's independent registered public accounting firm, for the years ended September 30, 2008 and September 30, 2007:

Services		2008		2007
Audit fees		$18,306		$18,336
Audit related fees	$	Nil	$	Nil
Tax fees	$	Nil	$	Nil
Total fees		$18,306		$18,336

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with filings with the Securities and Exchange Commission and other services that are normally provided by Williams & Webster, P.S. for the fiscal years ended September 30, 2008 and 2007.

Audit related Fees. There were $18,306 audit related fees paid to Williams & Webster, P.S. for the fiscal year ended September 30, 2008 and $Nil for the fiscal year ended September 30, 2007.

Tax Fees. Consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

We do not use Williams & Webster, P.S., for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Williams & Webster, P.S. to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Williams & Webster, P.S. is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

  approved by our audit committee (the functions of which are performed by our entire board of directors); or
  entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

Our entire board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by our sole director either before or after the respective services were rendered.

Our board of directors have considered the nature and amount of fees billed by Williams & Webster, P.S. and believe that the provision of services for activities unrelated to the audit is compatible with maintaining Williams & Webster, P.S.’s independence.

On September 30, 2008, the Company engaged De Joya Griffith & Company, LLC as its new principal independent accountant with the approval of the Company’s board of directors. There were no audit fees or tax fees paid to De Joya Griffith & Company for the year ended September 30, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE MOON INVESTMENTS

By:	/s/ David Ward
David Ward
President, Chief Executive Officer,
Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)

Date: January 13, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ David Ward	By	/s/ Ron Schlitt
	David Ward		Ron Schlitt
	President, Chief Executive Officer,		Secretary, Treasurer and Director
Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial
	Officer		Date: January 13, 2009
and Principal Accounting Officer)

Date: January 13, 2009