Form 10-Q
period 2008-12-31
BLUE MOON INVESTMENTS
filed 2009-02-23
CIK 1094376

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008 or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________________ to __________________________________

Commission File Number 000-29021

BLUE MOON INVESTMENTS
(Exact name of registrant as specified in its charter)

Nevada	98-0210152
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 700, 1620 Dickson Avenue, Kelowna, British Columbia	V1Y 9Y2
(Address of principal executive offices)	(Zip Code)

(250) 868-0535
(Registrant’s telephone number, including area code)

None
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES    [   ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
[X] YES    [   ] NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
[   ] YES    [   ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
500,000 common shares issued and outstanding as of February 16, 2009.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

These financial statements have been prepared by Blue Moon Investments without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of our company as of December 31, 2008, and our results of operations, stockholders’ deficit, and our cash flows for the interim period ended December 31, 2008. The results for these interim periods are not necessarily indicative of the results for the entire year.

BLUE MOON INVESTMENTS, INC.
(A Development Stage Enterprise)
BALANCE SHEETS

	As of	As of
	December 31,	September 30,
	2008	2008
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$-	$3,933

TOTAL ASSETS	$-	$3,933

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Bank overdraft	$997	$-
Accounts payable and accrued liabilities	7,186	3,301
Indebtedness to related parties	45,500	45,500

TOTAL CURRENT LIABILITIES	53,683	48,801

STOCKHOLDERS' DEFICIT
Common stock, 100,000,000 shares authorized; $0.0001
par value; 500,000 shares issued and outstanding	50	50
Additional paid-in capital	137,538	137,538
Accumulated deficit during development stage	(191,271)	(182,456)

TOTAL STOCKHOLDERS' DEFICIT	(53,683)	(44,868)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$3,933

The accompanying notes are an integral part of these financial statements.

BLUE MOON INVESTMENTS, INC.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS

			From Inception
			(September 19,
	Three Months	Three Months	1997)
	Ended	Ended	through
	December 31,	December 31,	December 31,
	2008	2007	2008
	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$-	$-	$-

EXPENSES
Selling, general and administrative expenses	7,897	3,188	153,816
Mineral property investigation	-	-	12,018
Offering costs	-	-	31,406
TOTAL EXPENSES	7,897	3,188	197,240

LOSS FROM OPERATIONS	(7,897)	(3,188)	-197,240

OTHER INCOME/(EXPENSE)
Interest expense	(918)	-	(4,229)
Gain on forgiveness of debt	-	-	10,198

TOTAL OTHER INCOME/(EXPENSE)	(918)	-	5,969

LOSS BEFORE TAXES	(8,815)	(3,188)	(191,271)

INCOME TAXES	-	-	-

NET LOSS	$(8,815)	$(3,188)	$(191,271)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	500,000	500,000

The accompanying notes are an integral part of these financial statements.

BLUE MOON INVESTMENTS, INC.
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD SEPTEMBER 19, 1997 (INCEPTION) TO DECEMBER 31, 2008

				Deficit
				Accumulated
	Common Stock		Additional	During	Total
	Number		Paid-In	Development	Stockholders'
	of Shares	Amount	Capital	Stage	Deficit

Balance, September 19, 1997 (Inception)	-	$-	$-	$-	$-
Common stock issued in exchange for services	500,000	50	-	-	50
Net loss	-	-	-	(50)	(50)
Balance, September 30, 1997	500,000	50	-	(50)	-
Net loss	-	-	-	-	-
Balance, September 30, 1998	500,000	50	-	(50)	-
Contributed capital	-	-	332	-	332
Net loss	-	-	-	(1,922)	(1,922)
Balance, September 30, 1999	500,000	50	332	(1,972)	(1,590)
Contributed capital	-	-	6,897	-	6,897
Net loss	-	-	-	(6,893)	(6,893)
Balance, September 30, 2000	500,000	50	7,229	(8,865)	(1,586)
Contributed capital	-	-	35,011	-	35,011
Net loss	-	-	-	(15,954)	(15,954)
Balance, September 30, 2001	500,000	50	42,240	(24,819)	17,471
Contributed capital	-	-	8,318	-	8,318
Net loss	-	-	-	(12,246)	(12,246)
Balance, September 30, 2002	500,000	50	50,558	(37,065)	13,543
Reclassification of advances received from
an affiliate to "indebtedness to related party"	-	-	(2,000)	-	(2,000)
Net loss	-	-	-	(24,096)	(24,096)
Balance, September 30, 2003	500,000	50	48,558	(61,161)	(12,553)
Net loss	-	-	-	(39,481)	(39,481)
Balance, September 30, 2004	500,000	50	48,558	(100,642)	(52,034)
Net loss	-	-	-	(15,492)	(15,492)
Balance, September 30, 2005	500,000	50	48,558	(116,134)	(67,526)
Net loss	-	-	-	(15,626.00)	(15,626)
Balance, September 30, 2006	500,000	50	48,558	(131,760)	(83,152)
Cash contributed by related party	-	-	22,000	-	22,000
Foregiveness of debt to related party	-	-	36,480	-	36,480
Net loss	-	-	-	(18,266)	(18,266)
Balance, September 30, 2007	500,000	50	107,038	(150,026)	(42,938)
Net loss	-	-	30,500	(32,430)	(1,930)
Balance, September 30, 2008	500,000	50	137,538	(182,456)	(44,868)
Net loss	-	-	-	(8,815)	(8,815)
Balance, December 31, 2008 (Unaudited)	500,000	$50	$137,538	$(191,271)	$(53,683)

The accompanying notes are an integral part of these financial statements.

BLUE MOON INVESTMENTS, INC.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS

			From Inception
			(September 19,
	Three Months	Three Months	1997)
	Ended	Ended	through
	December 31,	December 31,	December 31,
	2008	2007	2008
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,815)	$(3,188)	$(191,271)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss incurred on offering costs	-	-	31,406
Gain on forgiveness of debt	-	-	(10,198)

CHANGES IN OPERATING ASSETS AND LIABILITIES
Increase (decrease) in accounts payable and accrued liabilities	3,885	(1,940)	17,384
Net cash used by operating activities	(4,930)	(5,128)	(152,679)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:	-	-	-

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Bank overdraft	997	2,494	997
Common stock issued for services	-	-	50
Payments for deferred offering costs	-	-	(31,406)
Proceeds from related party advances	-	-	103,500
Capital contributed by an affiliate	-	-	79,538
Net cash provided by financing activities	997	2,494	152,679

NET INCREASE IN CASH	(3,933)	(2,634)	-
CASH, BEGINNING OF PERIOD
	3,933	2,719	-
CASH, END OF PERIOD
	$-	$85	$-
SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$-	$-	$8
Income taxes paid	$-	$-	$-
NON-CASH TRANSACTIONS:

Common stock issued for services	$-	$-	$50

The accompanying notes are an integral part of these financial statements.

BLUE MOON INVESTMENTS, INC.
(A Development Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2008
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Blue Moon Investments, Inc. (the “Company”) was incorporated, under the laws of Nevada on September 19, 1997 to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company’s business plan is to evaluate, structure and complete a merger with, or acquisition of, a privately owned corporation.

The Company has been in a development stage since its inception on September 19, 1997 under the provision of SFAS No. 7, “Accounting and Reporting for Development Stage Enterprises” and has not realized any revenues from its planned operations. A development stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenue there from. Development stage companies report cumulative costs from the enterprise's inception. The Company’s year end is September 30.

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

Basic and Diluted Net Loss per Share
Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time they were outstanding. At December 31, 2008 and 2007, basic and diluted loss per share is the same, as there are no common stock equivalents outstanding.

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
DECEMBER 31, 2008
(Unaudited)

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

Fair Value of Financial Instruments
The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," may include cash, receivables, advances, accounts payable and accrued expenses. All such instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2008 and 2007.

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

BLUE MOON INVESTMENTS, INC.
(A Development Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2008
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Recent Accounting Pronouncements
In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60”. SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 is not expected to have an effect on the Company’s financial position, statements of operations, or cash flows.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 is not expected to have an effect on the Company’s financial position, statements of operations, or cash flows.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.” This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its financial position, results of operations or cash flows.

BLUE MOON INVESTMENTS, INC.
(A Development Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2008
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), “Business Combinations.” This Statement replaces FASB Statement No. 141, “Business Combinations”, but retains the fundamental requirements in Statement 141. This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

BLUE MOON INVESTMENTS, INC.
(A Development Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2008
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)
In February 2007, the FASB, issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.” This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements.” The Company adopted SFAS No. 159 beginning March 1, 2008 and does not believe it had a material impact on the financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company adopted this statement on March 1, 2008 and does not believe that this had an impact on the Company’s financial position, results of operations or cash flows.

BLUE MOON INVESTMENTS, INC.
(A Development Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2008
(Unaudited)

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company maintains a mailing address at the offices of RD Capital, Inc. (“RD Capital”), an affiliate under common control. At this time, the Company has no need for an office.

RD Capital has assumed responsibility for funding the Company’s limited operations. The Company accounts for such proceeds as contributed capital or as indebtedness to a related party. Through September 30, 2007, RD Capital has contributed a total of $107,038 on behalf of the stockholders, which is included in the accompanying financial statements as “additional paid-in capital.” During the year ended September 30, 2008, RD Capital contributed an additional $30,500 to paid-in-capital. No additional funding from RD Capital for the period ending December 31, 2008 has been contributed. RD Capital does not expect to be repaid for its capital contributions to the Company.

During the year ended September 30, 2007, indebtedness of $36,480 to RD Capital was forgiven and reclassified as “paid-in capital.”

NOTE 4 – LOAN PAYABLE

As of September 30, 2007, the Company owed $33,500 to LME Holdings Co., Ltd. During the year ended September 30, 2008, an additional $12,000 was loaned to the Company increasing the loan to $45,500. For the period ended December 31, 2008, no additional funds have been loaned to the Company. The loan reflected in the financial statements is interest free, uncollateralized and due on demand.

Per APB no. 21 “Interest on Receivables and Payable”, an 8% interest rate has been imputed on the non-interest bearing loan payable due to LME Holdings Co., Ltd in the amount of $3,266.

NOTE 5 – COMMON STOCK

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
DECEMBER 31, 2008
(Unaudited)

NOTE 5 – COMMON STOCK (continued)

During the year ended September 30, 2002, the Company reclassified $2,000 from “additional paid-in capital” to “indebtedness to related party” to report working capital advances received from RD Capital.

During the year ended September 30, 2007, RD Capital contributed an additional $22,000. Additionally, $36,480 of the $48,000 of indebtness to RD Capital was reclassified as “paid in capital, the balance of $11,520 was repaid in cash.

During the year ended September 30, 2008, RD Capital contributed $30,500. These funds were recorded as contributed capital. (Refer to Note 4 – Related Parties for additional information.)

During the three months ended December 31, 2008 no additional capital has been contributed. (Refer to Note 3 – Related Parties for additional information.)

NOTE 6 – COMMITMENTS AND CONTIGENCIES

During the year ended September 30, 2007, the Company reclassified $10,110 from Accounts Payable to Commitments and Contingencies. The amount in question was from 2001 was for work disputed by the Company and was not paid. The Company believes the time to collect the debt has now exceeded the statute of limitations for debt in Nevada and has written off the debt in September 30, 2008.

NOTE 7 – SUBSEQUENT EVENTS

On January 21, 2009, RD Capital contributed an additional $3,000. These funds were recorded as contributed capital. RD Capital does not expect to be repaid for its capital contributions to the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

Results of Operations

For the three months ending December 31, 2008, we had no activities that produced revenues from operations.

For the three months ending December 31, 2008, we had a net loss of $8,815, due to legal, accounting, audit and other professional fees incurred in relation to the filing of our reports as required by the Securities Exchange Act of 1934, as amended.

Liquidity and Capital Resources

As of December 31, 2008, we had no assets. Our current liabilities as of December 31, 2008 totaled $53,683, comprised of accounts payable and accrued liabilities of $7,186 and indebtedness to related parties of $45,500.

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

Product Research and Development

We do not anticipate that we will spend any significant monies on research and development over the twelve month period ending December 31, 2009.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve month period ending December 31, 2009.

Off-Balance Sheet Arrangements

As of December 31, 2008, our company had no off-balance sheet arrangements, including any outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Our company does not engage in trading activities involving non-exchange traded contracts.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president, chief executive officer and chief financial officer (who is acting as our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of December 31, 2008, the end of the period covered by this report, our president, chief executive officer and chief financial officer (who is acting as our principal executive officer, principal financial officer and principle accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president, chief executive officer and chief financial officer (who is acting as our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A. Risk Factors.

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

Since September 19, 1997 (inception) through December 31, 2008, we have incurred a net loss of $191,271. We expect that we will incur losses at least until we complete a merger or other business combination with an operating business and perhaps after such a combination as well. There can be no assurance that we will complete a merger or other business combination with an operating business or that we will ever be profitable.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-K

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

* filed herewith

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

          Date: February 23, 2009