Form 10-Q
period 2009-03-31
BLUE MOON INVESTMENTS
filed 2009-05-19
CIK 1094376

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 500,000 common shares issued and outstanding as of May 10, 2009.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

These financial statements have been prepared by Blue Moon Investments without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of our company as of March 31, 2009, and our results of operations, stockholders’ deficit, and our cash flows for the interim period ended March 31, 2009. The results for these interim periods are not necessarily indicative of the results for the entire year.

BLUE MOON INVESTMENTS, INC.
(A Development Stage Enterprise)
BALANCE SHEETS

	March 31,	September 30,
	2009	2008
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$372	$3,933
Other assets	590	$-

TOTAL ASSETS	$962	$3,933

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	5,083	3,301
Indebtedness to related parties	45,500	45,500

TOTAL CURRENT LIABILITIES	50,583	48,801

STOCKHOLDERS' DEFICIT
Common stock, 100,000,000 shares authorized; $0.0001
par value; 500,000 shares issued and outstanding	50	50
Additional paid-in capital	146,538	137,538
Accumulated deficit during development stage	(196,209)	(182,456)

TOTAL STOCKHOLDERS' DEFICIT	$(49,621)	$(44,868)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$962	$3,933

The accompanying notes are an integral part of these interim financial statements.

BLUE MOON INVESTMENTS, INC.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS

	Three Months	Three Months	Six Months	Six Months	(September 19,
	Ended	Ended	Ended	Ended	1997)
	March 31,	March 31,	March 31,	March 31,	through
	2009	2008	2009	2008	March 31, 2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES	$-	$-	$-	$-	$-

EXPENSES
Selling, general and administrative expenses	4,040	13,579	11,937	16,767	157,856
Mineral property investigation					12,018
Offering costs	-	-	-	-	31,406
TOTAL EXPENSES	4,040	13,579	11,937	16,767	201,280

LOSS FROM OPERATIONS	(4,040)	(13,579)	(11,937)	(16,767)	(201,280)

OTHER INCOME/(EXPENSE)
Interest expense	898	-	1,816		(5,127)
Gain on forgiveness of debt	-	-	-		10,198

TOTAL OTHER INCOME/(EXPENSE)	(898)		(1,816)		5,071

NET LOSS	$(4,938)	$(13,579)	$(13,753)	$(16,767)	$(196,209)

NET LOSS PER COMMON SHARE,
BASIC	$(0.01)	$(0.03)	$(0.03)	$(0.03)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC	500,000	500,000	500,000	500,000

The accompanying notes are an integral part of these interim financial statements.

BLUE MOON INVESTMENTS, INC.
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS’ DEFICIT

				Deficit
				Accumulated
	Common Stock		Additional	During	Total
	Number		Paid-In	Development	Stockholders'
	of Shares	Amount	Capital	Stage	Deficit
Balance, September 19, 1997 (Inception)	-	$-	$-	$-	$-
Common stock issued in exchange for services	500,000	50	-	-	50
Net loss for the year ended September 30, 1997	-	-	-	(50)	(50)
Balance, September 30, 1997	500,000	50	-	(50)	-
Net loss for the year ended September 30, 1998	-	-	-	-	-
Balance, September 30, 1998	500,000	50	-	(50)	-
Expenses paid by third party
on behalf of the Company	-	-	332	-	332
Net loss for the year ended September 30, 1999	-	-	-	(1,922)	(1,922)
Balance, September 30, 1999	500,000	50	332	(1,972)	(1,590)
Expenses paid by third party
on behalf of the Company	-	-	6,897	-	6,897
Net loss for the year ended September 30, 2000	-	-	-	(6,893)	(6,893)
Balance, September 30, 2000	500,000	50	7,229	(8,865)	(1,586)
Third party expenses paid by an affiliate on
behalf of the company	-	-	35,011	-	35,011
Net loss for the year ended September 30, 2001	-	-	-	(15,954)	(15,954)
Balance, September 30, 2001	500,000	50	42,240	(24,819)	17,471
Third party expenses paid by an affiliate on
behalf of the company	-	-	8,318	-	8,318
Net loss for the year ended September 30, 2002	-	-	-	(12,246)	(12,246)
Balance, September 30, 2002	500,000	50	50,558	(37,065)	13,543
Reclassification of advances received from
an affiliate to "indebtedness to related party"	-	-	(2,000)	-	(2,000)
Net loss for the year ended September 30, 2003	-	-	-	(24,096)	(24,096)
Balance, September 30, 2003	500,000	50	48,558	(61,161)	(12,553)
Net loss for the year ended September 30, 2004	-	-	-	(39,481)	(39,481)
Balance, September 30, 2004	500,000	50	48,558	(100,642)	(52,034)
Net loss for the year ended September 30, 2005	-	-	-	(15,492)	(15,492)
Balance, September 30, 2005	500,000	50	48,558	(116,134)	(67,526)
Net loss for the year ended September 30, 2006	-	-	-	(15,626.)	(15,626)
Balance, September 30, 2006	500,000	50	48,558	(131,760)	(83,152)
Cash contributed by related party	-	-	22,000	-	22,000.00
Reclassification of debt to related party	-	-	36,480	-	36,480.00
Net loss for the year ended September 30, 2007	-	-	-	(18,266)	(18,266)
Balance, September 30, 2007	500,000	50	107,038	(150,026)	(42,938)
Cash contributed by related party			30,500	-	30,500
Net loss	-			(32,430)	(32,430)
Balance, September 30, 2008	500,000	50	137,538	(182,456)	(44,868)
Cash contributed by related party	-	-	9,000	-	9,000
Net loss for period ended March 31, 2009	-	-	-	(13,753)	(13,753)
Balance, March 31, 2009 (Unaudited)	500,000	50	146,538	(196,209)	(49,621)

The accompanying notes are an integral part of these interim financial statements.

BLUE MOON INVESTMENTS, INC.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS

			From Inception to
	Six Months	Six Months	(September 19,
	Ended	Ended	1997)
	March 31,	March 31,	through
	2009	2008	March 31,
	(unaudited)	(unaudited)	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,753)	$(16,767)	$(196,209)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss incurred on offering costs	-	-	31,406
Gain on forgiveness of debt	-	-	(10 ,198)

CHANGES IN OPERATING ASSETS AND LIABILITIES
Increase in other assets	(590)	-	(590)
Increase (decrease) in accounts payable and accrued liabilities	1,782	(1,940)	15,281
Net cash used by operating activities	(12,561)	(18,707)	(160.310)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Common stock issued for services	-	-	50
Payments for deferred offering costs	-	-	(31,406)
Proceeds from related party advances	-	6,000	45,500
Capital contributed by an affiliate	9,000	11,000	146,538
Net cash provided by financing activities	9,000	17,000	160,682

NET INCREASE IN CASH	(3,561)	(1,707)	372

CASH, BEGINNING OF PERIOD	3,933	2,719	-

CASH, END OF PERIOD	$372	$1,012	$372

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$8
Income taxes paid	$-	$-	$-

NON-CASH TRANSACTIONS:
Common stock issued for services	$-	$-

The accompanying notes are an integral part of these interim financial statements.

BLUE MOON INVESTMENTS, INC.
(A Development Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2009
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

The accompanying Financial Statements of Blue Moon Investments Inc. (the “Company”) should be read in conjunction with the Company’s most recent filing of the Form 10-K which included the financial statements as of September 30, 2008. Significant accounting policies disclosed therein have not changed except as noted below. Certain items in previous periods have been reclassified on the Statements of Operations to conform to the current period presentation.

In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2009 and the results of operations, statement of stockholders’ deficit and cash flows presented herein have been included in the financial statements.

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

Basic and Diluted Net Loss per Share
Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time they were outstanding. At March 31, 2009 and March 31, 2008, basic and diluted loss per share is the same, as there are no common stock equivalents outstanding.

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
MARCH 31, 2009
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

Fair Value of Financial Instruments
The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," may include cash, receivables, advances, accounts payable and accrued expenses. All such instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2009 and 2008.

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

BLUE MOON INVESTMENTS, INC.
(A Development Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2009
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.” This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company believes adoption of the provisions of SFAS No. 161, will not have a material impact on its financial position, results of operations or cash flows.

Recent Accounting Pronouncements (continued)
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company adopted this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), “Business Combinations.” This Statement replaces FASB Statement No. 141, “Business Combinations”, but retains the fundamental requirements in Statement 141. This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” The Company adopted this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

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
MARCH 31, 2009
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

RD Capital has assumed responsibility for funding the Company’s limited operations. The Company accounts for such proceeds as contributed capital or as indebtedness to a related party. Through September 30, 2007, RD Capital has contributed a total of $107,038 on behalf of the stockholders, which is included in the accompanying financial statements as “additional paid-in capital.” During the year ended September 30, 2008, RD Capital contributed an additional $30,500 to paid-in-capital. For the six months ended March 31, 2009, RD Capital has contributed an additional $9,000. RD Capital does not expect to be repaid for its capital contributions to the Company.

During the year ended September 30, 2007, indebtedness of $36,480 to RD Capital was forgiven and reclassified as “paid-in capital.”

NOTE 4 – LOAN PAYABLE

As of September 30, 2007, the Company owed $33,500 to LME Holdings Co., Ltd. During the year ended September 30, 2008, an additional $12,000 was loaned to the Company increasing the loan to $45,500. For the period ended March 31, 2009, no additional funds have been loaned to the Company. The loan reflected in the financial statements is interest free, uncollateralized and due on demand.

Per APB no. 21 “Interest on Receivables and Payables”, an 8% interest rate has been imputed on the non-interest bearing loan payable due to LME Holdings Co., Ltd in the amount of $5,083.

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
MARCH 31, 2009
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

During the six months ended March 31, 2009, an additional $9,000 in capital was contributed. (Refer to Note 3 – Related Parties for additional information.)

.

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

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "US$" refer to United States dollars and all references to "common stock" refer to the common shares in our capital stock.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended March 31, 2009 which are included herein.

Three month Summary ended March 31, 2009 and 2008

	Three Months Ended
	March 31
	2009	2008
Revenues	$-	$-
Expenses	$4,040	$13,579
Net Loss	$4,938	$13,579

Expenses

Our expenses consist of selling and general and administrative expenses. For the three months ended March 31, 2009, total expenses were $4,040 while they were $13,579 for the three months ended March 31, 2008. The decrease in our total expenses in mainly due to a decrease in professional accounting fees paid.

Six month Summary ending March 31, 2009 and 2008

	Six Months Ended
	March 31
	2009	2008
Revenues	$-	$-
Expenses	$13,753	$16,767
Net Loss	$13,753	$16,767

Expenses

For the six months ended March 31, 2009, our total expenses were $13,753 while they were $16,767 for the six months ended March 31, 2008. The decrease in our total expenses in mainly due to a decrease in professional accounting fees paid.

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Capital Resources Working Capital

	At	At
	March 31,	September 30,
	2009	2008
Current assets	$962	$3,933
Current liabilities	$50,583	$48,801
Working capital deficiency	$(49,621)	$(44,868)

Cash Flows

	March 31,	March 31,
	2009	2008
Net Cash Used by Operating Activities	$(12,561)	$(18,707)
Net Cash Used in Investing Activities	$-	$-
Net Cash Proved by Financing Activities	$9,000	$17,000
Net increase (decrease) in cash during period	$(3,561)	$(1,707)

We had cash in the amount of $372 as of March 31, 2009 as compared to $3,933 as of September 30, 2008 and other assets of $ 590 as of March 31, 2009 as compared to $ 0 as of September 30, 2008. We had a working capital deficiency of ($49,621) as of March 31, 2009 compared to a working capital deficiency of ($44,868) as of September 30, 2008.

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

Product Research and Development

We do not anticipate that we will spend any significant monies on research and development over the twelve month period ending March 31, 2010.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve month period ending March 31, 2010.

Off-Balance Sheet Arrangements

As of March 31, 2009, we had no off-balance sheet arrangements, including any outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Our company does not engage in trading activities involving non-exchange traded contracts.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting”, we are not required to provide tabular disclosure obligations.

Item 4T. Controls and Procedures.

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

As of March 31, 2009, the end of the period covered by this report, our president, chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principle accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president, chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest, adverse to our interest.

Item 1A. Risk Factors.

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

Since September 19, 1997 (inception) through March 31, 2009, we have incurred a net loss of $(196,209). We expect that we will incur losses at least until we complete a merger or other business combination with an operating business and perhaps after such a combination as well. There can be no assurance that we will complete a merger or other business combination with an operating business or that we will ever be profitable.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Description

(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form 10-SB filed on January 19, 2000).

3.2	Amendment to Articles of Incorporation (incorporated by reference from our Registration Statement on Form 10-SB filed on January 19, 2000).

3.3	By-laws (incorporated by reference from our Registration Statement on Form 10-SB filed on January 19, 2001).

(4)	Instruments Defining Rights of Security Holders, Including Debentures

4.1	Specimen Informational Statement (incorporated by reference from our Registration Statement on Form 10-SB filed on January 19, 2000).

(31)	Section 302 Certifications

31.1*	Section 302 Certification of David Ward

(32)	Section 906 Certification

32.1*	Section 906 Certification of David Ward

(99)	Additional Exhibits

99.1	Form of Lockup Agreement (incorporated by reference from our Registration Statement on Form 10- SB filed on January 19, 2000).

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

Date: May 19, 2009