Form 10-Q
period 2009-06-30
BLUE MOON INVESTMENTS
filed 2009-08-14
CIK 1094376

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009 or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number 000-29021

BLUE MOON INVESTMENTS
(Exact name of registrant as specified in its charter)

Nevada	98-0210152
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 700, 1620 Dickson Avenue, Kelowna, British Columbia	V1Y 9Y2
(Address of principal executive offices)	(Zip Code)

250-868-8177
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
[ X] YES [ ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
[ X ] YES [ ] NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
[ ] YES [ ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 500,000 common shares issued and outstanding as of August 12, 2009.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

These financial statements have been prepared by Blue Moon Investments without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of our company as of June 30, 2009, and our results of operations, stockholders’ deficit, and our cash flows for the interim period ended June 30, 2009. The results for these interim periods are not necessarily indicative of the results for the entire year.

BLUE MOON INVESTMENTS, INC.
(A Development Stage Enterprise)
BALANCE SHEETS

	As of	As of
	June 30	September 30,
	2009	2008
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$701	$3,933

TOTAL ASSETS	$701	$3,933

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	6,259	3,301
Indebtedness to related parties	45,500	45,500

TOTAL CURRENT LIABILITIES	51,759	48,801

TOTAL LIABILITIES	51,759	48,801

STOCKHOLDERS' DEFICIT
Common stock, 100,000,000 shares authorized; $0.0001
par value; 500,000 shares issued and outstanding	50	50
Additional paid-in capital	148,538	137,538
Accumulated deficit during development stage	(199,646)	(182,456)

TOTAL STOCKHOLDERS' DEFICIT	(51,058)	(44,868)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$701	$3,933

BLUE MOON INVESTMENTS, INC.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS

					From
					Inception
	Three	Three	Nine	Nine	(September
	Months	Months	Months	Months	19, 1997)
	Ended	Ended	Ended	Ended	through
	June 30	June 30	June 30	June 30	June 30
	2009	2008	2009	2008	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES	$-	$-	$-	$-	$-

EXPENSES
Selling, general and administrative expenses	2,529	9,242	14,466	25,987	160,385
Mineral property investigation					12,018
Offering costs	-	-	-	-	31,406
TOTAL EXPENSES	2,529	9,242	14,466	25,987	203,809

LOSS FROM OPERATIONS	(2,529)	(9,242)	(14,466)	(25,987)	(203,809)

OTHER INCOME/(EXPENSE)
Interest expense	908	3	2,724	25	(6,035)
Gain on forgiveness of debt	-	-	-		10,198

TOTAL OTHER INCOME/(EXPENSE)	(908)	(3)	(2,724)	(25)	4,163

LOSS BEFORE TAXES	(3,437)	(9,245)	(17,190)	(26,012)	(199,646)

INCOME TAXES	-	-	-	-	-

NET LOSS	$(3,437)	$(9,245)	$(17,190)	$(26,012)	$(199,646)

NET LOSS PER COMMON SHARE,
BASIC	$(0.01)	$(0.02)	$(0.03)	$(0.05)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES
OUTSTANDING,
BASIC	500,000	500,000	500,000	500,000

BLUE MOON INVESTMENTS, INC.
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS' DEFICIT

				Deficit
	Common Stock			Accumulated
	Number of Shares	Amount	Additional Paid-In Capital	During Development Stage	Total Stockholders' Deficit

Balance, September 19, 1997 (Inception)	-	$-	$-	$-	$-
Common stock issued in exchange for services	500,000	50	-	-	50
Net loss for the year ended September 30, 1997	-	-	-	(50)	(50)
Balance, September 30, 1997	500,000	50	-	(50)	-
Net loss for the year ended September 30, 1998	-	-	-	-	-
Balance, September 30, 1998	500,000	50	-	(50)	-
Expenses paid by third party
on behalf of the Company	-	-	332	-	332
Net loss for the year ended September 30, 1999	-	-	-	(1,922)	(1,922)
Balance, September 30, 1999	500,000	50	332	(1,972)	(1,590)
Expenses paid by third party
on behalf of the Company	-	-	6,897	-	6,897
Net loss for the year ended September 30, 2000	-	-	-	(6,893)	(6,893)
Balance, September 30, 2000	500,000	50	7,229	(8,865)	(1,586)

BLUE MOON INVESTMENTS, INC.
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS' DEFICIT

				Deficit
	Common Stock			Accumulated
	Number of Shares	Amount	Additional Paid-In Capital	During Development Stage	Total Stockholders' Deficit

Third party expenses paid by an affiliate on
behalf of the company	-	-	35,011	-	35,011
Net loss for the year ended September 30, 2001	-	-	-	(15,954)	(15,954)
Balance, September 30, 2001	500,000	50	42,240	(24,819)	17,471
Third party expenses paid by an affiliate on
behalf of the company	-	-	8,318	-	8,318
Net loss for the year ended September 30, 2002	-	-	-	(12,246)	(12,246)
Balance, September 30, 2002	500,000	50	50,558	(37,065)	13,543
Reclassification of advances received from
an affiliate to "indebtedness to related party"	-	-	(2,000)	-	(2,000)
Net loss for the year ended September 30, 2003	-	-	-	(24,096)	(24,096)
Balance, September 30, 2003	500,000	50	48,558	(61,161)	(12,553)
Net loss for the year ended September 30, 2004	-	-	-	(39,481)	(39,481)
Balance, September 30, 2004	500,000	50	48,558	(100,642)	(52,034)
Net loss for the year ended September 30, 2005	-	-	-	(15,492)	(15,492)

BLUE MOON INVESTMENTS, INC.
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS' DEFICIT

							Deficit
	Common Stock						Accumulated
	Number of Shares		Amount		Additional Paid-In Capital		During Development Stage		Total Stockholders' Deficit
Balance, September 30, 2005	500,000		50		48,558		(116,134)		(67,526)
Net loss for the year ended September 30, 2006	-		-		-		(15,626.00)		(15,626)
Balance, September 30, 2006	500,000		50		48,558		(131,760)		(83,152)
Cash contributed by related party	-		-		22,000		-		22,000.00
Reclassification of dedt to related party	-		-		36,480		-		36,480.00
Net loss for the year ended September 30, 2007	-		-		-		(18,266)		(18,266)
Balance, September 30, 2007	500,000		50		107,038		(150,026)		(42,938)
Net loss	-				30,500		(32,430)		(1,930)
Balance, September 30, 2008	500,000	#	50	#	137,538	#	(182,456	) #	(44,868)
Cash contributed by related party	-		-		11,000		-		11,000
Net loss for period ended June 30, 2009	-		-		-		(17,190)		(17,190)
Balance, June 30, 2009 (Unaudited)	500,000		$50		$148,538		$(199,646)		$(51,058)

BLUE MOON INVESTMENTS, INC.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS

			From Inception
			(September 19,
	Nine Months	Nine Months	1997)
	Ended	Ended	through
	June 30	June 30	June 30
	2009	2008	2009
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,190)	$(26,012)	$(199,646)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss incurred on offering costs	-	-	31,406
Gain on forgiveness of debt	-	-	(10,198)

CHANGES IN OPERATING ASSETS AND LIABILITIES
Decrease in accounts receivable	-	3,958	-
Increase in accounts payable and accrued liabilities	2,958	2,335	16,457
Net cash used by operating activities	(14,232)	(19,719)	(161,981)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Common stock issued for services	-	-	50
Payments for deferred offering costs	-	-	(31,406)
Proceeds from related party advances	-	6,000	45,500
Capital contributed by an affiliate	11,000	11,000	148,538
Net cash provided by financing activities	11,000	17,000	162,682

NET INCREASE IN CASH	(3,232)	(2,719)	701

CASH, BEGINNING OF PERIOD	3,933	2,719	-

CASH, END OF PERIOD	$701	$-	$701

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$8
Income taxes paid	$-	$-	$-

NON-CASH TRANSACTIONS:
Common stock issued for services	$-	$-	$50

BLUE MOON INVESTMENTS, INC.
(A Development Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2009
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

The accompanying unaudited Financial Statements of Blue Moon Investments Inc. (the “Company”) should be read in conjunction with the Company’s most recent filing of the Form 10-K which included the financial statements as of September 30, 2008. Significant accounting policies disclosed therein have not changed except as noted below. Certain items in previous periods have been reclassified on the Statements of Operations to conform to the current period presentation.

In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2009 and the results of operations, statement of stockholders’ deficit and cash flows presented herein have been included in the financial statements.

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

Basic Net Loss per Share
Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time they were outstanding. At June 30, 2009 and June 30, 2008, basic loss per share is the same, as diluted loss per share, respectively, as there are no common stock equivalents outstanding.

Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

BLUE MOON INVESTMENTS, INC.
(A Development Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Fair Value of Financial Instruments
The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," may include cash, receivables, advances, accounts payable and accrued expenses. All such instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2009 and 2008.

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
JUNE 30, 2009
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”) and in doing so, authorized the Codification as the sole source for authoritative U.S. GAAP. SFAS No. 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009. Once it's effective, it will supersede all accounting standards in U.S. GAAP, aside from those issued by the SEC. SFAS No. 168 replaces SFAS No. 162 to establish a new hierarchy of GAAP sources for non-governmental entities under the FASB Accounting Standards Codification.

In June 2009, the FASB issued Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” (“FAS 167”). FAS 167 amends the consolidation guidance for variable interest entities (“VIE”) by requiring an on-going qualitative assessment of which entity has the power to direct matters that most significantly impact the activities of a VIE and has the obligation to absorb losses or benefits that could be potentially significant to the VIE. FAS 167 is effective for the Company beginning in 2010. The Company is currently assessing the impact of the standard on its financial statements.

In June 2009, the FASB issued Statement No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB No. 140 (“FAS 140”), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“FAS 166”). FAS 166 amends the criteria for a transfer of a financial asset to be accounted for as a sale, redefines a participating interest for transfers of portions of financial assets, eliminates the qualifying special-purpose entity concept and provides for new disclosures. FAS 166 is effective for the Company beginning in 2010. Should the Company’s accounts receivable securitization programs not qualify for sale treatment under the revised rules, future securitization transactions entered into on or after January 1, 2010 would be classified as debt and the related cash flows would be reflected as a financing activity. The Company is currently assessing the impact of the standard on its securitization programs.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 provides authoritative accounting literature related to evaluating subsequent events that was previously addressed only in the auditing literature, and is largely similar to the current guidance in the auditing literature with some exceptions that are not intended to result in significant changes in practice. SFAS 165 defines subsequent events and also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS 165 is effective on a prospective basis for interim or annual financial periods ending after June 15, 2009. We plan to adopt SFAS 165 in the fourth quarter of Fiscal 2009 and do not expect it to have a material impact on our financial statements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60”. SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 is not expected to have an effect on the Company’s financial position, statements of operations, or cash flows.

BLUE MOON INVESTMENTS, INC.
(A Development Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2009
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

In December 2007, the FASB, issued FAS No. 141 (revised 2007), “Business Combinations.” This Statement replaces FASB Statement No. 141, “Business Combinations”, but retains the fundamental requirements in Statement 141. This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, “Non-controlling Interests in Consolidated Financial Statements.” The Company adopted this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

BLUE MOON INVESTMENTS, INC.
(A Development Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company maintains a mailing address at the offices of RD Capital, Inc. (“RD Capital”), an affiliate under common control. At this time, the Company has no need for an office.

RD Capital has assumed responsibility for funding the Company’s limited operations. The Company accounts for such proceeds as contributed capital or as indebtedness to a related party. Through September 30, 2007, RD Capital has contributed a total of $107,038 on behalf of the stockholders, which is included in the accompanying financial statements as “additional paid-in capital.” During the year ended September 30, 2008, RD Capital contributed an additional $30,500 to paid-in-capital. For the nine months ended June 30, 2009, RD Capital has contributed an additional $11,000. RD Capital does not expect to be repaid for its capital contributions to the Company.

During the year ended September 30, 2007, indebtedness of $36,480 to RD Capital was forgiven and reclassified as “paid-in capital.”

NOTE 4 – LOAN PAYABLE

As of September 30, 2007, the Company owed $33,500 to LME Holdings Co., Ltd. During the year ended September 30, 2008, an additional $12,000 was loaned to the Company increasing the loan to $45,500. For the period ended June 30, 2009, no additional funds have been loaned to the Company. The loan reflected in the financial statements is interest free, uncollateralized and due on demand.

Per APB no. 21 “Interest on Receivables and Payables”, an 8% interest rate has been imputed on the non-interest bearing loan payable due to LME Holdings Co., Ltd in the amount of $5,991.

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

BLUE MOON INVESTMENTS, INC.
(A Development Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

NOTE 5 – COMMON STOCK – (continued)

During the year ended September 30, 2008, RD Capital contributed $30,500. These funds were recorded as contributed capital. (Refer to Note 3 – Related Parties for additional information.)

During the nine months ended June 30, 2009, an additional $11,000 in capital was contributed. (Refer to Note 3 – Related Parties for additional information.)

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended June 30, 2009 which are included herein.

Three month Summary ended June 30, 2009 and 2008

	Three Months Ended
	June 30
	2009	2008
Revenues	$-	$-
Expenses	$3,437	$9,245
Net Loss	$3,437	$9,245

Expenses

Our expenses consist of selling and general and administrative expenses, offering costs and interest expense. For the three months ended June 30, 2009, total expenses were $3,437 while they were $9,245 for the three months ended June 30, 2008. The decrease in our total expenses is mainly due to a reduction in professional fees paid as a result of hiring more feasible services.

Nine month Summary ending June 30, 2009 and 2008

	Nine months Ended
	June 30
	2009	2008
Revenues	$-	$-
Expenses	$17,190	$26,012
Net Loss	$17,190	$26,012

Expenses

For the nine months ended June 30, 2009, our total expenses were $17,190 while they were $26,012 for the nine months ended June 30, 2008. The decrease in our total expenses can again be attributed to a reduction in professional fees paid as a result of hiring more feasible services.

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Capital Resources

Working Capital

	At	At
	June 30,	September 30,
	2009	2008
Current assets	$701	$3,933
Current liabilities	$51,759	$48,801
Working capital deficiency	$(51,058)	$(44,868)

Cash Flows

	June 30,	June 30,
	2009	2008
Net Cash Used by Operating Activities	$(14,232)	$(19,719)
Net Cash Used in Investing Activities	$-	$-
Net Cash Provided by Financing Activities	$11,000	$17,000
Net increase (decrease) in cash during period	$(3,933)	$(2,719)

We had cash in the amount of $701 as of June 30, 2009 as compared to $3,933 as of September 30, 2008. We had a working capital deficiency of ($51,058) as of June 30, 2009 compared to a working capital deficiency of ($44,868) as of September 30, 2008.

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

Product Research and Development

We do not anticipate that we will spend any significant monies on research and development over the twelve month period ending June 30, 2010.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve month period ending June 30, 2010.

Off-Balance Sheet Arrangements

As of June 30, 2009, we had no off-balance sheet arrangements, including any outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Our company does not engage in trading activities involving non-exchange traded contracts.

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

As of June 30, 2009, the end of the period covered by this report, our president, chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principle accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president, chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Since September 19, 1997 (inception) through June 30, 2009, we have incurred a net loss of $(199,646). We expect that we will incur losses at least until we complete a merger or other business combination with an operating business and perhaps after such a combination as well. There can be no assurance that we will complete a merger or other business combination with an operating business or that we will ever be profitable.

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

In addition, the SEC has recently disclosed that it has developed internal informal guidelines concerning the use of a resale registration statement to register the securities issued to certain investors in private investment in public equity (PIPE) transactions, where the issuer has a market capitalization of less than $75 million and, in general, does not qualify to file a Registration Statement on Form S-3 to register its securities. The SEC has taken the position that these smaller issuers may not be able to rely on Rule 415 under the Securities Act (“Rule 415”), which generally permits the offer and sale of securities on a continued or delayed basis over a period of time, but instead would require that the issuer offer and sell such securities in a direct or "primary" public offering, at a fixed price, if the facts and circumstances are such that the SEC believes the investors seeking to have their shares registered are underwriters and/or affiliates of the issuer. It appears that the SEC in most cases will permit a registration for resale of up to one third of the total number of shares of common stock then currently owned by persons who are not affiliates of such issuer and, in some cases, a larger percentage depending on the facts and circumstances. Staff members also have indicated that an issuer in most cases will have to wait until the later of nine months after effectiveness of the first registration or such time as substantially all securities registered in the first registration are sold before filing a subsequent registration on behalf of the same investors. Since, following a reverse merger or business combination, we may have little or no tradable shares of common stock, it is unclear as to how many, if any, shares of our common stock the SEC will permit us to register for resale, but SEC staff members have indicated a willingness to consider a higher percentage in connection with registrations following reverse mergers with shell companies such as our company. The SEC may require as a condition to the declaration of effectiveness of a resale registration statement that we reduce or “cut back” the number of shares of common stock to be registered in such registration statement. The result of the foregoing is that a stockholder’s liquidity in our common stock may be adversely affected in the event the SEC requires a cut back of the securities as a condition to allow us to rely on Rule 415 with respect to a resale registration statement, or, if the SEC requires us to file a primary registration statement.

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

Date: August 14, 2009