Form 10-K
period 2009-09-30
BLUE MOON INVESTMENTS
filed 2010-01-14
CIK 1094376

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K
(Mark One)

 [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                 For the fiscal year ended SEPTEMBER 30, 2009

 [ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                 For the transition period from [   ] to [   ]

                       Commission file number 000-29021


                                BLUE MOON INVESTMENTS
	       ------------------------------------------------------
               (Exact name of registrant as specified in its charter)

                NEVADA                      	      98-0210152
      -------------------------------	------------------------------------
      (State or other jurisdiction of	(I.R.S. Employer Identification No.)
      incorporation or organization)

	  SUITE 700, 1620 DICKSON AVENUE, KELOWNA, BRITISH COLUMBIA V1Y 9Y2
	  -----------------------------------------------------------------
    	  (Address of principal executive offices)               (Zip Code)

         Registrant's telephone number, including area code:  (250) 868-0535

          Securities registered pursuant to Section 12(b) of the Act:

          Title of Each Class      Name of Each Exchange On Which Registered
	  --------------------	   -----------------------------------------
                 None                                None

          Securities registered pursuant to Section 12(g) of the Act:
                       COMMON SHARES, PAR VALUE $0.0001
		       --------------------------------
                                (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes [ ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes [ ]   No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.
Yes [X]   No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K ({section}229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [ ]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ({section}229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes [X]   No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer  	[ ]
Accelerated filer		[ ]
Non-accelerated filer		[ ]
Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]   No [ ]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on January 13, 2010 was $50 based on a $0.005 closing price for the Common Stock on January 13, 2010. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

500,000 shares of common stock issued & outstanding as of January 13, 2010.



                      DOCUMENTS INCORPORATED BY REFERENCE
None.

                        TABLE OF CONTENTS




ITEM 1.    BUSINESS                                             4

ITEM 1A.   RISK FACTORS                                         5

ITEM 2.    PROPERTIES                                           8

ITEM 3.    LEGAL PROCEEDINGS                                    8

ITEM 4.    SUBMISSIONS OF MATTERS TO A VOTE OF
	   SECURITY HOLDERS 					9

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED
	   STOCKHOLDER MATTERS					9

ITEM 6.    SELECTED FINANCIAL DATA                              9

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	   FINANCIAL CONDITION AND				9
           RESULTS OF OPERATIONS                                14

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
	   ABOUT MARKET RISK					14

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA          27

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE                  27

ITEM 9A (T).CONTROLS AND PROCEDURES                             27

ITEM 9B.   OTHER INFORMATION                                    28

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE
	   GOVERNANCE						28

ITEM 11.   EXECUTIVE COMPENSATION                               33

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS       33

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
	   AND DIRECTOR INDEPENDENCE                            34

ITEM 14.   PRINCIPAL ACCOUNTANTS FEES AND SERVICES              34

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES              35

                                    PART I


ITEM 1.  BUSINESS

This annual report contains forward-looking statements. These statements relate to future events or our future results of operation or future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "intends", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" which may cause our or our industry's actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.


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


In this report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the shares of common stock in our capital stock.


As used in this annual report and unless otherwise indicated, the terms "we", "us", "our", "Company", and "Blue Moon" mean Blue Moon Investments, unless otherwise indicated.


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


The Securities and Exchange Commission defines a "blank check" company as "any development stage company that is issuing a penny stock and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully implemented our business plan. We intend to comply with the periodic reporting requirements of the Securities Exchange Act of 1934 for so long as it is subject to those requirements.


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


Going Concern

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months. We do not have any arrangements in place for any future equity financing.


Subsidiaries

We do not have any subsidiaries.

Intellectual Property

We do not own, either legally or beneficially, any patent or trademark.


ITEM 1A.   RISK FACTORS

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


Since September 19, 1997 (inception) through September 30, 2009, we have incurred a net loss of $203,227. We expect that we will incur losses at least until we complete a merger or other business combination with an operating business and perhaps after such a combination as well. There can be no assurance that we will complete a merger or other business combination with an operating business or that we will ever be profitable.


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

Because we may seek to complete a business combination through a "reverse merger", following such a transaction we may not be able to attract the attention of major brokerage firms.


Additional risks may exist since we expect to assist a privately held business to become public through a "reverse merger." Securities analysts of major brokerage firms may not provide coverage of our Company since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our post-merger company in the future.


We cannot assure you that following a business combination with an operating business, our common stock will be listed on NASDAQ or any other securities exchange.


Following a business combination, we may seek the listing of Common Stock on NASDAQ or the American Stock Exchange. However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of our common stock on either of those or any other stock exchange. After completing a business combination, until the common stock is listed on the NASDAQ or another stock exchange, we expect that our common stock would be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the "pink sheets," where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock.


There is currently no trading market for our common stock, and the liquidity of our shares of common stock is limited.


Shares of our common stock are not registered under the securities laws of any state or other jurisdiction, and accordingly there is no public trading market for our common stock. Further, no public trading market is expected to develop in the foreseeable future unless and until we complete a business combination with an operating business and our Company thereafter files a registration statement under the Securities Act of 1933, as amended (the "Securities Act"). Therefore, outstanding shares of our common stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations. Shares of our common stock cannot be sold under the exemptions from registration provided by Rule 144 under of the Securities Act ("Rule 144").


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


There are issues impacting liquidity of our securities with respect to the SEC's review of a future resale registration statement.


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

In addition, the SEC has recently disclosed that it has developed internal informal guidelines concerning the use of a resale registration statement to register the securities issued to certain investors in private investment in public equity (PIPE) transactions, where the issuer has a market capitalization of less than $75 million and, in general, does not qualify to file a Registration Statement on Form S-3 to register its securities. The SEC has taken the position that these smaller issuers may not be able to rely on Rule 415 under the Securities Act ("Rule 415"), which generally permits the offer and sale of securities on a continued or delayed basis over a period of time, but instead would require that the issuer offer and sell such securities in a direct or "primary" public offering, at a fixed price, if the facts and circumstances are such that the SEC believes the investors seeking to have their shares registered are underwriters and/or affiliates of the issuer. It appears that the SEC in most cases will permit a registration for resale of up to one third of the total number of shares of common stock then currently owned by persons who are not affiliates of such issuer and, in some cases, a larger percentage depending on the facts and circumstances. Staff members also have indicated that an issuer in most cases will have to wait until the later of six months after effectiveness of the first registration or such time as substantially all securities registered in the first registration are sold before filing a subsequent registration on behalf of the same investors. Since, following a reverse merger or business combination, we may have little or no tradable shares of common stock, it is unclear as to how many, if any, shares of our common stock the SEC will permit us to register for resale, but SEC staff members have indicated a willingness to consider a higher percentage in connection with registrations following reverse mergers with shell companies such as our Company. The SEC may require as a condition to the declaration of effectiveness of a resale registration statement that we reduce or "cut back" the number of shares of common stock to be registered in such registration statement. The result of the foregoing is that a stockholder's liquidity in our common stock may be adversely affected in the event the SEC requires a cut back of the securities as a condition to allow us to rely on Rule 415 with respect to a resale registration statement, or, if the SEC requires us to file a primary registration statement.


We have never paid dividends on our common stock.


We have never paid dividends on our common stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into the Company to further its business strategy.


OTHER RISKS


Trends, Risks and Uncertainties


We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common stock


ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

We neither rent nor own any properties. We utilize the office space and equipment of our management at no cost. Management estimates such amounts to be immaterial. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.


ITEM 3.    LEGAL PROCEEDINGS

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

ITEM 4.    SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted during the fourth quarter of our fiscal year covered by this report to a vote by our security holders.


PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock


Our Articles of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock with a par value of $0.0001 per share. Our common stock is not listed on a publicly-traded market.


As of September 30, 2009, there were 10 holders of record of our common stock. As of such date, 500,000 shares of our common stock were issued and outstanding.


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


Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended September 30, 2009.

Recent Sales of Unregistered Securities

Other than as set out below, we did not sell any equity securities which were not registered under the Securities Act during the year ended September 30, 2009 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended September 30, 2009.

ITEM 6.    SELECTED FINANCIAL DATA

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and the related notes included herein. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" in this annual report.


Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Plan of Operations


We currently do not engage in any business activities that provide cash flow. We currently do not have sufficient funds to fund our ongoing operations and execute our business plan of seeking a business combination.


During the next twelve months we anticipate incurring costs related to:

    (i) filing of reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and
    (ii)consummating an acquisition.

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


Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve month period ending September 30, 2010.


Personnel Plan

We do not anticipate any significant changes in the number of employees during the next 12 months.

Results of Operations for the Years Ended September 30, 2009 and 2008

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended September 30, 2009 and 2008.

Our operating results for the years ended September 30, 2009 and 2008 are summarized as follows:

                                       YEAR ENDED
                                       SEPTEMBER 30
                                       2009            2008

       Revenue                         $  Nil          $  Nil
       Expenses                        $ (20,771)      $ (39,325)
       Net Loss                        $ (20,771)      $ (32,430)



Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

General and Administrative Expenses

Our selling, general and administrative expenses for the years ended September 30, 2009 and September 30, 2008 are outlined in the table below:


                                        YEAR ENDED
                                        SEPTEMBER 30
                                        2009            2008

       Selling, general and
	administrative expenses		$17,128		$27,307
       Mineral property investigation   $   Nil         $12,018
       Offering costs                   $   Nil         $   Nil

The decrease in general and administrative expenses for the year ended September 30, 2009, compared to the same period in fiscal 2008, was mainly due to the reduction in professional accounting fees.

Liquidity and Financial Condition

As of September 30, 2009, our total assets were $382 and our total current liabilities were $52,321 and we had a working capital deficit of $51,939. Our financial statements report a net loss of $20,771 for the year ended September 30, 2009, and a net loss of $203,227 for the period from inception (September 19, 1997) to September 30, 2009.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through equity offerings and loan transactions.


       CASH FLOWS

                                             	AT              AT
                                             	SEPTEMBER 30,   SEPTEMBER 30,
                                             	2009            2008

    Net cash (used in) operating activities	$(17,251)  	$  (41,286)
    Net cash used in investing activities	$  Nil     	$  Nil
    Net cash provided by financing activities	$13,700    	$  42,500
    NET INCREASE (DECREASE) IN CASH      	$  (3,551) 	$  1,214

We had cash in the amount of $382 as of September 30, 2009 as compared to $3,933 as of September 30, 2008. We had a working capital deficit of $51,939 as of September 30, 2009 compared to working capital deficit of $44,868 as of September 30, 2008.

Our principal sources of funds have been from sales of our common stock.

Contractual Obligations

As a "smaller reporting company", we are not required to provide tabular disclosure obligations.

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended September 30, 2009, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.


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


Off-Balance Sheet Arrangements

As of September 30, 2009, our Company had no off-balance sheet arrangements, including any outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Our Company does not engage in trading activities involving non-exchange traded contracts.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.


RECENT ACCOUNTING PRONOUNCEMENTS


In March 2008, the FASB issued FASB ASC 815-10 "DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES". FASB ASC 815-10 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. FASB ASC 815-10 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity's liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. FASB ASC 815-10 will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and was adopted by the Company beginning in the first quarter of 2009. The Company does not expect there to be any impact of adopting FASB ASC 815-10 on its financial position, cash flows and results of operations as the Company does not currently have any derivative instruments or hedging activity and does not anticipate any in the near future.

In December 2007, the FASB issued FASB ASC 810 "NONCONTROLLING INTEREST IN CONSOLIDATED FINANCIAL STATEMENTS," AN AMENDMENT OF ARB NO. 51 ("SFAS No.
160"),   which  will  change  the   accounting   and  reporting  for  minority
interests,   and  will  be recharacterized  as non-controlling  interests  and
classified  as  a component  of  equity   within  the   consolidated   balance
sheets. FASB ASC 810 is effective as of the beginning of an entity's first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. Management does not expect there to be any impact of adopting FASB ASC 810 on its financial position as the Company does not currently have any ownership interest in other companies.

In December 2007, the FASB issued FASB ASC 805-10, "BUSINESS COMBINATIONS" ("SFAS No. 141R") FASB ASC 805-10. will change the accounting for business combinations. Under FASB ASC 805-10, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a
transaction at  the   acquisition-date   fair value with  limited  exceptions.
FASB  ASC  805-10  will change the accounting   treatment  and  disclosure  for
certain  specific items in a business combination.    FASB ASC 805-10 applies
prospectively to business combinations for which the acquisition date is on or after the beginning of the entity's first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations completed by us prior to January 1, 2009 will be recorded and disclosed following existing GAAP. Management does not expect there to be any impact of adopting FASB ASC 805-10 as no business combinations exist and none are expected in the near future.

In February 2007, the FASB  issued  ASC   825-10,  "THE FAIR VALUE  OPTION FOR
FINANCIAL ASSETS AND FINANCIAL LIABILITIES". This statement permits entities to choose to measure many financial instruments and certain other items at fair
value.  The  objective  is  to  improve   financial  reporting   by  providing
entities  with the  opportunity  to mitigate   volatility  in reported earnings
caused  by  measuring  related  assets  and liabilities  differently   without
having  to  apply  complex  hedge  accounting provisions.  This  Statement  is
expected   to   expand   the  use of  fair   value  measurement,    which   is
consistent with the Board's long-term measurement objectives for accounting for financial instruments. This statement is effective as of the
beginning   of  our  first  fiscal year that begins  after  November 15, 2007, although earlier adoption is permitted. As of September 30, 2008, we have not adopted this statement and management has not determined the effect that
adopting  this  statement  would have on the  Company's   financial   position
or results of operations.



In May of 2008, the FASB issued FASB ASC 105-10, "THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES." This statement identifies literature established by the FASB as the source for accounting principles to be applied by entities which prepare financial statements presented in conformity with generally accepted accounting principles (GAAP) in the United States. This statement is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles."
 This statement will require no changes in the Company's financial reporting practices.


In May of 2008 the FASB issued FASB ASC 944 10, "ACCOUNTING FOR FINANCIAL GUARANTEE INSURANCE - AN INTERPRETATION OF FASB STATEMENT NO. 60, ACCOUNTING AND REPORTING BY INSURANCE ENTERPRISES". This statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This statement also clarifies how Statement 60 applies to financial guarantee insurance contracts. This statement is effective for fiscal years beginning after December 15, 2008.
 This statement has no effect on the Company's financial reporting at this time.



On May 28, 2009 the FASB issued FASB ASC 855-10, "Subsequent Events". FASB ASC 855-10 should not result in significant changes in the subsequent events that an entity reports. Rather, FASB ASC 855-10 introduces the concept of financial statements being available to be issued. Financial statements are considered available to be issued when they are complete in a form and format that complies with generally accepted accounting principles (GAAP) and all approvals necessary for issuance have been obtained.

FASB ASC 860-10, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", and will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets, the FASB said. The statement eliminates the concept of a qualifying special-purpose entity, changes the requirements for the derecognizing of financial assets, and calls upon sellers of the assets to make additional disclosures about them.

In June 2009, the FASB issued FASB ASC 105-10, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification{trademark} (the Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP), aside from those issued by the SEC. The Codification became effective for interim and annual periods ending after September 15, 2009. The Company adopted the Codification when referring to GAAP for the fiscal period ending September 30, 2009. The adoption of the Codification did not have an impact on the Company's financial position or results of operations.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company", we are not required to provide the information required by this Item.


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Blue Moon Investments, Inc.
Carson City, Nevada




We have audited the accompanying balance sheets of Blue Moon Investments, Inc. (A Development Stage Company) as of September 30, 2009 and 2008 and the related statements of operations, stockholders' equity, and cash flows for the years then ended and for the period from inception (September 19, 1997) through September 30, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based upon our audit, the financial statements referred to above present fairly, in all material respects, the financial position of Blue Moon Investments, Inc. (A Development Stage Company) as of September 30, 2009 and 2008, and the results of its operations and cash flows for the years then ended and from inception (September 19, 1997) through September 30, 2009 in conformity with generally accepted accounting principles in the United States.

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

/s/ De Joya Griffith & Company, LLC
-----------------------------------
Henderson, Nevada
January 11, 2010

2580 Anthem Village Drive, Henderson, NV  89052
Telephone (702) 588-5960 - Facsimile (702) 588-5979


BLUE MOON INVESTMENTS, INC.
(A Development Stage Enterprise)
BALANCE SHEETS


									    September 30,
								-------------------------------------
								    2009		    2008
								  (Audited)		  (Audited)
								-------------		-------------
ASSETS

CURRENT ASSETS
	Cash							$	  382 		$	3,933
								-------------		-------------
TOTAL ASSETS							$         382 		$	3,933
								=============		=============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
	Accounts payable and accrued liabilities		$       6,821 		$	3,301
	Loan payable		               			       45,500	               45,500
								-------------		-------------
		TOTAL CURRENT LIABILITIES		               52,321 		       48,801
								-------------		-------------

STOCKHOLDERS' DEFICIT
	Common stock, 100,000,000 shares authorized;
	$0.0001	par value; 500,000 shares issued and
	outstanding		                      			   50 			   50
	Additional paid-in capital		             	      151,238 		      137,538
	Accumulated deficit during development stage		     (203,227)		     (182,456)
								-------------		-------------
		TOTAL STOCKHOLDERS'  DEFICIT		              (51,939)		      (44,868)
								-------------		-------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT			$	  382 		$	3,933
								=============		=============


The accompanying notes are an integral part of these financial statements.



BLUE MOON INVESTMENTS, INC.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS


												     Inception
									 Year Ended	        (September 19, 1997
									September 30,		      Through
								    2009	    2008	 September 30, 2009
								  (Audited)	  (Audited)	     (Audited)
								------------	------------	   ------------

REVENUES							$	   -   	$	   -   	   $	      -
								------------	------------	   ------------
EXPENSES
	Selling, general and administrative expenses		      17,128	      27,307 	     	163,047
	Mineral property investigation			                   -   	      12,018 	      	 12,018
	Offering costs			                    		   -   		   -   	      	 31,406
								------------	------------	   ------------
		TOTAL EXPENSES					      17,128	      39,325 	     	206,471
								------------	------------	   ------------
LOSS FROM OPERATIONS						     (17,128)	     (39,325)	       (206,471)
								------------	------------	   ------------
OTHER INCOME/(EXPENSE)
	Interest expense			             	      (3,643)	      (3,303)	      	 (6,954)
	Gain on forgiveness of debt			                   -   	      10,198 	         10,198
								------------	------------	   ------------
TOTAL OTHER INCOME/(EXPENSE)					      (3,643)	       6,895 	       	  3,244


NET LOSS							$    (20,771)	$    (32,430)	   $   (203,227)
								============	============	   ============
	NET LOSS PER COMMON SHARE,
		BASIC AND DILUTED				$      (0.04)	$      (0.06)
								============	============
	WEIGHTED AVERAGE NUMBER
		OF COMMON SHARES OUTSTANDING,
		BASIC AND DILUTED				     500,000	     500,000
								============	============

The accompanying notes are an integral part of these financial statements.



BLUE MOON INVESTMENTS, INC.(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD INCEPTION (SEPTEMBER 19, 1997)  TO SEPTEMBER 30, 2009


						     Common Stock					Deficit Accumulated		Total
						Number of	Amount		Additional		During Development		Stockholders'
						Shares				Paid-In Capital		State				Deficit
						---------	------		---------------		-------------------		------------


Balance, Inception (September 19, 1997)		        -   	$    -    	$	      - 	$	      	  -    		$	   -
Common stock issued in exchange
for services					  500,000 	    50 			      -				  -    			  50
Net loss		      				-   	     -   		      -				(50)			 (50)
						---------	------		---------------		-------------------		------------
Balance, September 30, 1997			  500,000 	    50 			      -		           	(50)			   -
Net loss 		      				-   	     -   		      -				  -   			   -
						---------	------		---------------		-------------------		------------
Balance, September 30, 1998			  500,000 	    50 			      - 	         	(50)			   -
Contributed capital		      			-   	     -   		    332				  -   			 332
Net loss		      				-   	     -   		      -			     (1,922)		      (1,922)
						---------	------		---------------		-------------------		------------
Balance, September 30, 1999			  500,000 	    50 			    332		      	     (1,972)		      (1,590)
Contributed capital		      			-   	     -   		  6,897 			  -   		       6,897
Net loss		      				-   	     -   		      -			     (6,893)		      (6,893)
						---------	------		---------------		-------------------		------------
Balance, September 30, 2000			  500,000 	    50 			  7,229		             (8,865)		      (1,586)
Contributed capital		      			-   	     -   		 35,011 			  -   		      35,011
Net loss		     				-   	     -   		      -			    (15,954)		     (15,954)
						---------	------		---------------		-------------------		------------
Balance, September 30, 2001			  500,000 	    50 			 42,240 	   	    (24,819)		      17,471
Contributed capital		      			-   	     -   		  8,318 			  -   		       8,318
Net loss 		      				-   	     -   		      -			    (12,246)		     (12,246)
						---------	------		---------------		-------------------		------------
Balance, September 30, 2002			  500,000 	    50 			 50,558 	     	    (37,065)		      13,543
Reclassification of advances received
from an affiliate to "indebtness of
related party"		      				-   	     -   		 (2,000)			  -   		      (2,000)
Net loss 		      				-   	     -   		      -			    (24,096)		     (24,096)
						---------	------		---------------		-------------------		------------
Balance, September 30, 2003			  500,000 	    50 			 48,558		      	    (61,161)		     (12,553)
Net loss 		      				-   	     -   		      -			    (39,481)		     (39,481)
						---------	------		---------------		-------------------		------------
Balance, September 30, 2004			  500,000 	    50 			 48,558		   	   (100,642)		     (52,034)
Net loss 		      				-   	     -   		      -			    (15,492)		     (15,492)
						---------	------		---------------		-------------------		------------
Balance, September 30, 2005			  500,000 	    50 			 48,558 		   (116,134)		     (67,526)
Net loss 		      				-   	     -   		      -			    (15,626)		     (15,626)
						---------	------		---------------		-------------------		------------
Balance, September 30, 2006			  500,000 	    50 	 	 	 48,558 	 	   (131,760)	 	     (83,152)
Cash contributed by related party	     		-   	     -   		 22,000 	      		  -   		      22,000
Forgiveness of debt to related party	      		-   	     -   		 36,480 	      		  -   		      36,480
Net loss		      				-   	     -						    (18,266)		     (18,266)
						---------	------		---------------		-------------------		------------
Balance, September 30, 2007			  500,000 	    50 			107,038 	 	   (150,026)		     (42,938)
Cash contributed by related party	      		-   	     -   		 30,500 	      		  -   		      30,500
Net loss 		      				-   	     -   		      -			    (32,430)		     (32,430)
						---------	------		---------------		-------------------		------------
Balance, September 30, 2008			  500,000 	    50 			137,538 		   (182,456)		     (44,868)
Cash contributed by related party	      		-   	     -   		 13,700 	      		  -   		      13,700
Net loss		      				-   	     -   		      -			    (20,771)		     (20,771)
						---------	------		---------------		-------------------		------------
Balance, September 30, 2009			  500,000 	    50 	 	 	151,238		  	   (203,227)		$    (51,939)
						---------	------		---------------		-------------------		------------

The accompanying notes are an integral part of these financial statements.



BLUE MOON INVESTMENTS, INC.(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS


												     Inception
									 Year Ended	        (September 19, 1997
									September 30,		      Through
								    2009	    2008	 September 30, 2009
								  (Audited)	  (Audited)	     (Audited)
								------------	------------	   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
	Net loss						$    (20,771)	$    (32,430)	   $   (203,227)
	Adjustments to reconcile net loss
	to net cash used in operating activities:
		Loss incurred on offering costs		    		   -   		   - 		 31,406
		Gain on forgivenness of debt		    		   -   	     (10,198)	 	(10,198)
CHANGES IN OPERATING ASSETS AND LIABILITIES
		Increase in accounts payable and
		accrued liabilities		   		       3,520	       1,342 		 17,019
								------------	------------	   ------------
		Net cash used by operating activities		     (17,251)	     (41,286)	       (165,000)
								------------	------------	   ------------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
	Common stock issued for services		                   -   		   -   		     50
	Payments for deferred offering costs		                   -   		   -   		(31,406)
	Proceeds from loan payable		                    	   -   	      12,000 		103,500
	Capital contributed by related party		              13,700 	      30,500 		 93,238
								------------	------------	   ------------
		Net cash provided by financing activities	      13,700 	      42,500 		165,382
								------------	------------	   ------------
	NET INCREASE (DECREASE) IN CASH 		   	      (3,551)	       1,214 		    382

CASH, BEGINNING OF PERIOD		     			       3,933 	       2,719 		      -
								------------	------------	   ------------
CASH, END OF PERIOD						$	 382 	$      3,933 	   $	    382
								============	============	   ============
SUPPLEMENTAL CASH FLOW INFORMATION:
	Interest paid						$	   - 	$	   -   	   $	      8
								============	============	   ============
	Income taxes paid					$	   -   	$	   -   	   $	      -
								============	============	   ============
NON-CASH TRANSACTIONS:
	Common stock issued for services			$	   -   	$	   -   	   $	     50
								============	============	   ============


The accompanying notes are an integral part of these financial statements.


BLUE MOON INVESTMENTS, INC.
(A Development Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Audited)


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

The Company has been in development stage since its inception on September 19, 1997 as defined by FASB Accounting Standards Codification Topic 915-10
"Accounting and Reporting for Development Stage Enterprises" and has not realized any revenues from its planned operations. A development stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenue there from. Development-stage companies report cumulative costs from the enterprise's inception. The Company's year end is September 30.

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

Accounting Method
The Company's financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Basic and Diluted Net Loss per Share
Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time they were outstanding. At September 30, 2009 and 2008, basic and diluted loss per share is the same, as there are no common stock equivalents outstanding.

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

BLUE MOON INVESTMENTS, INC.
(A Development Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Audited)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments
The Company's financial instruments as defined by FASB issued Accounting Standards Codification topic 825 "DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS," may include cash, receivables, advances, accounts payable and accrued expenses. All such instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2009 and 2008.

Going Concern
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has no revenues, minimal cash, and recurring losses since inception of $(203,227). These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management's plans are to engage in evaluating, structuring, and completing a merger with, or acquisition of, a privately owned corporation. These plans, if successful, will mitigate the factors which raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent upon continuing capital contributions from an affiliate to meet its obligations on a timely basis, consummating a business combination with an operating company, and ultimately attaining profitability. There is no assurance that the affiliate will continue to provide capital to the Company or that the Company can identify a target company and consummate a business combination. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Provision for Taxes
Income taxes are provided based upon the liability method of accounting pursuant to FASB issued Accounting Standards Codification Topic 740 "ACCOUNTING FOR INCOME TAXES". Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against the deferred tax asset if management does not believe the Company has met the "more likely than not" standard imposed by ASC Topic 740 to allow recognition of such an asset.

Recent Accounting Pronouncements
In March 2008, the FASB issued FASB ASC 815-10 "DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES". FASB ASC 815-10 is intended to improve financial reporting about derivative instruments and hedging activities by requiring  enhanced  disclosures  to  enable investors to better  understand
their effects on an  entity's  financial   position,   financial  performance,
and cash flows. FASB ASC 815-10 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity's liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. FASB ASC 815-10 will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and was

BLUE MOON INVESTMENTS, INC.
(A Development Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Audited)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

adopted   by   the   Company   beginning   in  the  first quarter   of   2009.
The Company does not expect there to be any impact of adopting FASB ASC 815-10 on its financial position, cash flows and results of operations as the Company does not currently have any derivative instruments or hedging activity and does not anticipate any in the near future.

In December 2007, the FASB issued FASB ASC 810 "NONCONTROLLING INTEREST IN CONSOLIDATED FINANCIAL STATEMENTS," AN AMENDMENT OF ARB NO. 51 ("SFAS No.
160"),   which  will  change  the   accounting   and  reporting  for  minority
interests,   and  will  be recharacterized  as non-controlling  interests  and
classified  as  a component  of  equity   within  the   consolidated   balance
sheets. FASB ASC 810 is effective as of the beginning of an entity's first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. Management does not expect there to be any impact of adopting FASB ASC 810 on its financial position as the Company does not currently have any ownership interest in other companies.

Recent Accounting Pronouncements (continued)
In December 2007, the FASB issued FASB ASC 805-10, "BUSINESS COMBINATIONS" FASB ASC 805-10. will change the accounting for business combinations. Under FASB ASC 805-10, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. FASB ASC 805-10 will change the accounting treatment and disclosure for certain specific
items in a business combination.    FASB ASC  805-10  applies    prospectively
to business combinations for which the acquisition date is on or after the beginning of the entity's first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations completed by
us  prior  to  January  1,  2009  will be recorded and   disclosed   following
existing GAAP. Management does not expect there to be any impact of adopting FASB ASC 805-10 as no business combinations exist and none are expected in the near future.

In February 2007, the FASB issued ASC  825-10,  "THE  FAIR  VALUE   OPTION FOR
FINANCIAL ASSETS AND FINANCIAL LIABILITIES". This statement permits entities to choose to measure many financial instruments and certain other items at fair
value.  The  objective  is  to  improve   financial   reporting   by providing
entities   with the  opportunity  to mitigate  volatility in reported  earnings
caused by measuring  related  assets  and  liabilities   differently   without
having  to  apply  complex  hedge  accounting provisions.  This  Statement  is
expected   to   expand   the   use  of   fair   value measurement,   which  is
consistent with the Board's long-term measurement objectives for accounting for financial instruments. This statement is effective as of the
beginning  of our first  fiscal year that  begins   after   November 15, 2007,
although earlier adoption is permitted. As of September 30, 2008, we have not adopted this statement and management has not determined the effect that
adopting   this   statement  would have on the  Company's  financial  position or results of operations.

In May of 2008, the FASB issued FASB ASC 105-10, "THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES." This statement identifies literature established by the FASB as the source for accounting principles to be applied by entities which prepare financial statements presented in conformity with generally accepted accounting principles (GAAP) in the United States. This statement is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." This statement will require no changes in the Company's financial reporting practices.

BLUE MOON INVESTMENTS, INC.
(A Development Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Audited)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)
In May of 2008 the FASB issued FASB ASC 944-10, "ACCOUNTING FOR FINANCIAL GUARANTEE INSURANCE - AN INTERPRETATION OF FASB STATEMENT NO. 60, ACCOUNTING AND REPORTING BY INSURANCE ENTERPRISES". This statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This statement also clarifies how Statement 60 applies to financial guarantee insurance contracts. This statement  is  effective  for  fiscal  years beginning after December 15, 2008.
 This statement has no effect on the Company's financial reporting at this time.

On May 28, 2009 the FASB issued FASB ASC 855-10, "Subsequent Events". FASB ASC 855-10 should not result in significant changes in the subsequent events that an entity reports. Rather, FASB ASC 855-10 introduces the concept of financial statements being available to be issued. Financial statements are considered available to be issued when they are complete in a form and format that complies with generally accepted accounting principles (GAAP) and all approvals necessary for issuance have been obtained.

FASB ASC 860-10, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", and will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets, the FASB said. The statement eliminates the concept of a qualifying special-purpose entity, changes the requirements for the derecognizing of financial assets, and calls upon sellers of the assets to make additional disclosures about them.

In June 2009, the FASB issued FASB ASC 105-10, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification{trademark} (the Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP), aside from those issued by the SEC. The Codification became effective for interim and annual periods ending after September 15, 2009. The Company adopted the Codification when referring to GAAP for the fiscal period ending September 30, 2009. The adoption of the Codification did not have an impact on the Company's financial position or results of operations.

BLUE MOON INVESTMENTS, INC.
(A Development Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Audited)


NOTE 3 - INCOME TAXES

A RECONCILIATION OF U.S. STATUTORY FEDERAL INCOME TAX RATE TO THE EFFECTIVE RATE IS AS FOLLOWS:

                                  	       Years Ended September 30,
                                  		   2009          2008
 Net operating loss carryforward  		$ 203,000     $ 182,000

 Deferred tax asset               		$  71,000     $  62,000

 Deferred tax asset valuation allowance		  (71,000)      (62,000)
 Net Deferred Tax Asset           		$       -     $       -

At September 30, 2009, the Company had deferred tax assets before offsetting valuation allowance calculated at an expected rate of 35% of approximately $71,000. At September 30, 2008, the Company had deferred tax assets before offsetting valuation allowance calculated at an expected rate of 34% of approximately $62,000.

As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the its deferred tax assets, a valuation allowance equal to the deferred tax assets was recorded at the Company's year-end financial reporting dates.

At September 30, 2009 and 2008, the Company has net operating loss carry forwards of approximately $203,000 and $182,000, respectively, which will expire through the year 2029. The change in valuation allowance from September 30, 2009 to September 30, 2008 is approximately $9,000. This change is primarily due to the change in the Company's net operating loss carry forwards.

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

Should the Company undergo an ownership change, as defined in Section 382 of the Internal Revenue Code, the Company's tax net operating loss carry forwards generated prior to the ownership change will be subject to an annual limitation which could reduce or defer the utilization of those losses.

BLUE MOON INVESTMENTS, INC.
(A Development Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Audited)


NOTE 4 - RELATED PARTY TRANSACTIONS

The Company maintains a mailing address at the offices of RD Capital, Inc. ("RD Capital"), an affiliate under common control. At this time, the Company has no need for an office.

RD Capital has assumed responsibility for funding the Company's limited operations. The Company accounts for such proceeds as contributed capital or as indebtedness to a related party. Through September 30, 2009, RD Capital has contributed a total of $151,238 on behalf of the stockholders, which is included in the accompanying financial statements as "additional paid-in capital." During the year ended September 30, 2009, RD Capital contributed an additional $13,700 to paid-in-capital. RD Capital does not expect to be repaid for its capital contributions to the Company.

During the year ended September 30, 2007, indebtedness of $36,480 to RD Capital was forgiven and reclassified as "paid-in capital."

NOTE 5 - LOAN PAYABLE

As of September 30, 2007 the Company owed $33,500 to LME Holdings Co., Ltd. During the year ended September 30, 2008, an additional $12,000 was loaned to the Company increasing the loan to $45,500. No additional loans were made during the year ended September 30, 2009. The loan reflected in the financial statements is interest free, uncollateralized and due on demand.

Per Accounting Standards Codification Topic 835-30 "Interest on Receivables and Payable", an 8% interest rate has been imputed on the non-interest bearing loan payable due to LME Holdings Co., Ltd in the amount of $6,908 as at September 30, 2009 and $3,266 as at September 30, 2008.

NOTE 6 - COMMON STOCK

On September 19, 1997, the Company issued 500,000 shares of common stock in exchange for services. There have been no issuances of the Company's common stock since then.

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

During the year ended September 30, 2002, the Company reclassified $2,000 from "additional paid-in capital" to "indebtedness to related party" to report working capital advances received from RD Capital.





25F-12





BLUE MOON INVESTMENTS, INC.
(A Development Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Audited)


NOTE 6 - COMMON STOCK (continued)

During the year ended September 30, 2007, RD Capital contributed an additional $22,000. Additionally, $36,480 of the $48,000 of indebtness to RD Capital was reclassified as "paid in capital", the balance of $11,520 was repaid in cash.

During the year ended September 30, 2009 and 2008, RD Capital contributed $13,700 and $30,500, respectively. These funds were recorded as contributed capital. (Refer to Note 4 - Related Parties for additional information.)


NOTE 7 - COMMITMENTS AND CONTINGENCIES

During the year ended September 30, 2007, the Company reclassified $10,198 from Accounts Payable to Commitments and Contingencies. The amount in question from 2001 was for work disputed by the Company and was not paid. The Company believes the time to collect the debt has now exceeded the statute of limitations for debt in Nevada and wrote off the debt on September 30, 2008.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have not changed our auditors since our last year end and we have not had any disagreements with our auditors.

ITEM 9A (T).CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON DISCLOSURE CONTROLS AND PROCEDURES

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


As of September 30, 2009, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president, chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president, chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.


MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of September 30, 2009, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our board of directors.


This annual report does not include an attestation report of our Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our Company to provide only management's report in this annual report.


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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during the year ended September 30, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All of the directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. Our officers are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

  NAME          POSITION HELD WITH THE COMPANY		AGE	DATE FIRST
                                                  		ELECTED OR
                                                  		APPOINTED
  David Ward    Director
                President, Chief Executive
                Officer and Chief Financial Officer	50	May 3, 2002

  Ron Schlitt   Director,
                Secretary and Treasurer    		50      May 3, 2002

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

Family Relationships

There are no family relationships among our directors or officers.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons who own more than 10% of our common stock to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended September 30, 2009, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

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


Our Code of Business Conduct and Ethics was filed with the Securities and Exchange Commission as Exhibit 14.1 to our annual report for the year ended September 30, 2009. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to:
Blue Moon Investments, Suite 700, 1620 Dickson Avenue, Kelowna, British Columbia, V1Y 9Y2.


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


Audit Committee Financial Expert

Our board of directors has determined that we do not have a board member that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-B, nor do we have a board member that qualifies as "independent" as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(14) of NASDAQ Marketplace Rules.


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


ITEM 11. EXECUTIVE COMPENSATION

The particulars of compensation paid to the following persons:


(a)our principal executive officer;


(b)each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended September 30, 2009; and


(c)up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the year ended September 30, 2009, who we will collectively refer to as our named executive officers, of our Company for the years ended September 30, 2009 and 2008, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation does not exceed $100,000 for the respective fiscal year: The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended September 30, 2009.




Name and	Year	Salary	Bonus  	Stock	Option	Non-Equity    Nonqualified  	All Other	Total
Principal 		($)	($)	Awards	Awards	Incentive     Deferred	  	Compensation	($)
					($)	($)	Plan	      Compensation  	($)
							Compensation  Earnings
							($)	      ($)

David Ward 	2009	Nil   	Nil   	Nil     Nil    	Nil           Nil         	Nil       	Nil
President 	2008 	Nil   	Nil   	Nil     Nil    	Nil           Nil         	Nil       	Nil
Chief Executive
Officer, Chief
Financial Officer
and Director


Ron Schlitt	2009 	Nil   	Nil   	Nil     Nil    	Nil           Nil         	Nil       	Nil
Secretary  	2008 	Nil   	Nil   	Nil     Nil    	Nil           Nil         	Nil       	Nil
Treasurer and
Director






Other than as described below, there are no compensatory plans or arrangements with respect to our executive officers resulting from their resignation, retirement or other termination of employment or from a change of control.


Stock Options/SAR Grants

During the period from inception (September 18, 1997) to September 30, 2009, we did not grant any stock options to our executive officers.


Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

There were no stock options exercised during the year ended September 30, 2009 and no stock options held by our executive officers at the end of the year ended September 30, 2009.


Outstanding Equity Awards at Fiscal Year End

As at September 30, 2009, there were no unexercised options or stock that had not vested in regards to our executive officers, and there were no equity incentive plan awards for our executive officers during the year ended September 30, 2009.


Directors Compensation

Directors of our Company may be paid for their expenses incurred in attending each meeting of the directors. In addition to expenses, directors may be paid a sum for attending each meeting of the directors or may receive a stated salary as director. No payment precludes any director from serving our Company in any other capacity and being compensated for such service. Members of special or standing committees may be allowed similar reimbursement and compensation for attending committee meetings. During the year ended September 30, 2009, we did not pay any compensation or grant any stock options to our directors.


  Indebtedness of Directors, Senior Officers, Executive Officers and Other Management


None of the directors or executive officers of our Company or any associate or affiliate of our Company during the last two fiscal years, is or has been indebted to our Company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

<      	31

 ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of January 13, 2010, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

 TITLE OF CLASS NAME AND ADDRESS OF BENEFICIAL OWNERAMOUNT AND NATUREPERCENTAGE OF CLASS(1)
                                           OF BENEFICIAL OWNER
 Common Stock   David Ward
                2205 Arrowhead Court
                Kelowna, BC
                V1Y 9S4                    152,000             30.4%

 Common Stock   Ron Schlitt
                1890 Ranchmont Cres.
                Kelowna, B.C.
                V1V 1T3                    152,000             30.4%

                Directors and Executive
		Officers as a Group(1)	   304,000 common      60.8%
 					   shares

  (1)Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and
     (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on September 30, 2009. As of January 13, 2010, there were 500,000 shares of our company's common stock issued and outstanding.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our Company.



ITEM 13. CERTAIN   RELATIONSHIPS   AND   RELATED   TRANSACTIONS,  AND  DIRECTOR
         INDEPENDENCE

Except as described below, no director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the year ended September 30, 2009, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last three completed fiscal years.


The promoters of our company are our directors and officers.

Director Independence

We currently act with two directors, consisting of David Ward and Ron Schlitt. We have determined that we do not have a director that qualifies as a "independent director" as defined in NASDAQ Marketplace Rule 4200(a)(15).

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


ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The following table sets forth the fees billed to the Company for professional services rendered by the Company's independent registered public accounting firm, for the years ended September 30, 2009 and September 30, 2008:

                              YEAR ENDED
                              SEPTEMBER 30
 SERVICES                     2009   2008
                              ($)    ($)
Audit Fees                    8,500  18,306

Audit Related Fees            NIL    Nil

Tax Fees                      NIL    Nil

Total                         8,500  18,306



Audit Fees. Audit fees consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with filings with the Securities and Exchange Commission and other services that are normally provided by De Joya Griffith & Company, LLC for the fiscal years ended September 30, 2009 and 2008.


Audit related Fees. There were $0 audit related fees paid to De Joya Griffth & Company, LLC for the fiscal year ended September 30, 2009 and $Nil for the fiscal year ended September 30, 2008.


Tax Fees. Consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.


Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our independent auditors are engaged by us to render any auditing or permitted non-audit related service, the engagement be:


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


Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors' independence.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

 EXHIBIT
 NUMBER  DESCRIPTION
 (3)     ARTICLES OF INCORPORATION AND BYLAWS
 3.1 Articles of Incorporation (incorporated by reference from our Registration Statement on Form 10-SB filed on January 19, 2000).
 3.2 Amendment to Articles of Incorporation (incorporated by reference from our Registration Statement on Form 10-SB filed on January 19, 2000).
 3.3 By-laws (incorporated by reference from our Registration Statement on Form 10-SB filed on January 19, 2001).
 (4)     INSTRUMENTS DEFINING RIGHTS OF SECURITY HOLDERS, INCLUDING DEBENTURES
 4.1 Specimen Informational Statement (incorporated by reference from our Registration Statement on Form 10-SB filed on January 19, 2009).
 (14)    CODE OF ETHICS
 14.1 Code of Ethics (incorporated by reference from our Registration Statement on Form 10-KSB filed on January 13, 2006.
 (31)    RULE 13A-14(A)/15D-14(A) CERTIFICATIONS
 31.1*   Section 302 Certifications under Sarbanes-Oxley Act of 2002 of David
 	 Ward.
 (32)    SECTION 1350 CERTIFICATIONS
 32.1*   Section 906 Certifications under Sarbanes-Oxley Act of 2002 of David
 	 Ward.

*Filed herewith.

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE MOON INVESTMENTS

DAVID WARD
President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
January 13, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE, TITLE, DATE
----------------------
DAVID WARD
President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
January 13, 2010


RON SCHLITT
Secretary, Treasurer and Director
January 13, 2010