Form 10-K/A
period 2009-09-30
BLUE MOON INVESTMENTS
filed 2010-02-12
CIK 1094376

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K/A
(Mark One)

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

BLUE MOON INVESTMENTS

DAVID WARD
President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
February 11, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE, TITLE, DATE
----------------------

DAVID WARD
President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

February 11, 2010


RON SCHLITT
Secretary, Treasurer and Director

February 11, 2010