Form 10-Q
period 2009-12-31
BLUE MOON INVESTMENTS
filed 2010-04-09
CIK 1094376

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

 [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                 For the quarterly period ended December 31, 2009

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

 					None
		----------------------------------------------------
		(Former name, former address and former fiscal year,
			  if changed since last report)





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


			APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

500,000 common shares issued and outstanding as of March 9, 2010.


                        PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

These financial statements have been prepared by Blue Moon Investments, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of our company as of December 31, 2009, and our results of operations, stockholders' deficit, and our cash flows for the interim period ended December 31, 2009. The results for these interim periods are not necessarily indicative of the results for the entire year.


BLUE MOON INVESTMENTS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS


                                                                           As of           As of
                                                                        December 31,   September 30,
                                                                           2009             2009
                                                                    	(Unaudited)      (Audited)
									-----------	-----------
ASSETS

CURRENT ASSETS
      Cash                                                           	$       269     $       382
            TOTAL CURRENT ASSETS                                                269             382

TOTAL ASSETS                                                            $       269     $       382
									-----------	-----------


LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
      Accounts payable and accrued liabilities                               12,565           6,821
      Indebtedness to related parties                                        45,500          45,500
									-----------	-----------
            TOTAL CURRENT LIABILITIES                                        58,065          52,321
									-----------	-----------
TOTAL LIABILITIES                                                            58,065          52,321
									===========	===========
STOCKHOLDERS' DEFICIT
      Common stock, 100,000,000 shares authorized; $0.0001
                    Par value; 500,000shares issued and outstanding              50              50
      Additional paid-in capital                                            151,238         151,238
      Accumulated deficit during development stage                         (209,084)       (203,227)
									-----------	-----------
            TOTAL STOCKHOLDERS' DEFICIT                                     (57,796)        (51,939)
									-----------	-----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                             $       269     $       382
									===========	===========



BLUE MOON INVESTMENTS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS

                                                                                      From Inception
                                                                                      (September 19,
                                                  	Three Months   Three Months       1997)
                                                     	    Ended          Ended          through
                                                  	 December 31,   December 31,    December 31,
                                                      	     2009           2008           2009
                                                  	 (unaudited)    (unaudited)

							-------------  -------------  ---------------

REVENUES                                            	$           -  $           -  $             -
							-------------  -------------  ---------------

EXPENSES
      Selling, general and administrative expenses              4,938          7,897          167,985
      Mineral property investigation                                -              -           12,018
      Offering costs                                                -              -           31,406
							-------------  -------------  ---------------
                           TOTAL EXPENSES                       4,938          7,897          211,409
							-------------  -------------  ---------------

LOSS FROM OPERATIONS                                           (4,938)        (7,897)        (211,409)
							-------------  -------------  ---------------
OTHER INCOME/(EXPENSE)
      Interest expense                                           (919)          (918)          (7,873)
      Gain on forgiveness of debt                                   -              -           10,198
							-------------  -------------  ---------------
TOTAL OTHER INCOME/(EXPENSE)                                 	 (919)          (918)           2,325
							-------------  -------------  ---------------

NET LOSS                                            	$      (5,857) $      (8,815) $      (209,084)
							=============  =============  ===============
      NET LOSS PER COMMON SHARE,
                BASIC                              	$       (0.01) $       (0.02)
							=============  =============
      WEIGHTED AVERAGE NUMBER
                OF COMMON SHARES OUTSTANDING,
                BASIC                                         500,000        500,000
							=============  =============


BLUE MOON INVESTMENTS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS

                                                                                                             From
                                                                                                          Inception
                                                                                                        (September 19,
                                                                         Three Months   Three Months         1997)
                                                                             Ended         Ended           through
                                                                          December 31,  December 31,     December 31,
                                                                              2009          2008             2009
                                                                          (unaudited)    (unaudited)
									-------------	-----------	------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss								$      (5,857)  $    (8,815)  	$   (209,084)
     Adjustments to reconcile net loss to net cash
	used in operating activities:
           Loss incurred on offering costs                           		    -             -           31,406
           Gain on forgiveness of debt                                		    -             -          (10,198)

CHANGES IN OPERATING ASSETS AND LIABILITIES
           Decrease in accounts receivable                            		    -                              -
           Increase in accounts payable and accrued liabilities        		5,744         3,885           22,763
									-------------	-----------	------------
               Net cash used by operating activities                  		 (113)       (4,930)        (165,113)
									-------------	-----------	------------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
     Bank overdraft                                                                 -           997                -
     Common stock issued for services                                               -             -               50
     Payments for deferred offering costs                                           -             -          (31,406)
     Proceeds from related party advances                                           -             -          103,500
     Capital contributed by an affiliate                                            -             -           93,238
									-------------	-----------	------------
               Net cash provided by financing activities                  	    -           997          165,382
									-------------	-----------	------------
                     NET INCREASE (DECREASE) IN CASH                             (113)       (3,933)             269

CASH, BEGINNING OF PERIOD                                                         382         3,933                -
									-------------	-----------	------------
CASH, END OF PERIOD                                                     $         269  	$         -  	$        269
									=============	===========	============
SUPPLEMENTAL CASH FLOW INFORMATION
           Interest paid                                                $           -  	$         -  	$          8
									=============	===========	============
           Income taxes paid                                            $           -  	$         -  	$          -
									=============	===========	============
NON-CASH TRANSACTIONS:
           Common stock issued for services                             $           - 	$         -  	$         50
									=============	===========	============

BLUE MOON INVESTMENTS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2009

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

The Company has been in a development stage since its inception on September 19, 1997 under the provision of ASC Topic 915, "Accounting and Reporting for Development Stage Enterprises" and has not realized any revenues from its planned operations. A development stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenue there from. Development-stage companies report cumulative costs from the enterprise's inception. The Company's year end is September 30.

The accompanying unaudited Financial Statements of Blue Moon Investments Inc. (the "Company") should be read in conjunction with the Company's most recent filing of the Form 10-K which included the financial statements as of September 30, 2009. Significant accounting policies disclosed therein have not changed except as noted below.

In the opinion of management, all adjustments necessary to present fairly the financial position as of December 31, 2009 and the results of operations, statement of stockholders' deficit and cash flows presented herein have been included in the financial statements.

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

Basic and Diluted Net Loss per Share

Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time they were outstanding. At December 31, 2009 and 2008, basic and diluted loss per share is the same, as there are no common stock equivalents outstanding.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Concentration of Risk

The Company maintains its cash in primarily one business checking account, the funds of which are insured by the Federal Deposit Insurance Corporation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Fair Value of Financial Instruments

The Company's financial instruments as defined by ASC Topic 825, "Disclosures about Fair Value of Financial Instruments," may include cash, receivables, advances, accounts payable and accrued expenses. All such instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2009 and 2008.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has no revenues, minimal cash, and recurring losses since inception of $(209,084). These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management's plans are to engage in evaluating, structuring, and completing a merger with, or acquisition of, a privately owned corporation. These plans, if successful, will mitigate the factors which raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent upon continuing capital contributions from an affiliate to meet its obligations on a timely basis, consummating a business combination with an operating company, and ultimately attaining profitability. There is no assurance that the affiliate will continue to provide capital to the Company or that the Company can identify a target company and consummate a business combination. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Provision for Taxes

Income taxes are provided based upon the liability method of accounting pursuant to ASC Topic 740, "Accounting for Income Taxes". Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against the deferred tax asset if management does not believe the Company has met the "more likely than not" standard imposed by ASC Topic 740 to allow recognition of such an asset.

BLUE MOON INVESTMENTS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In June 2009, FASB established the Accounting Standards Codification ("Codification" or "ASC") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States ("GAAP"). Rules and interpretive releases of the Securities and Exchange Commission ("SEC") issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.

ASC Topic 855, "Subsequent Events", ASC Topic 810, "Accounting for Transfers of Financial Assets", ASC Topic 105 "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles- were recently issued. Above codifications have no current applicability to the Company or their effect on the financial statements would not have been significant.

Accounting Standards Update ("ASU") ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU's No. 2009-2 through ASU No. 2010-03 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company maintains a mailing address at the offices of RD Capital, Inc. ("RD Capital"), an affiliate under common control. At this time, the Company has no need for an office.

RD Capital has assumed responsibility for funding the Company's limited operations. The Company accounts for such proceeds as contributed capital or as indebtedness to a related party. Through December 31, 2009, RD Capital has contributed a total of $151,238 as compared to $137,538 as at December 31, 2008 on behalf of the stockholders, which is included in the accompanying financial statements as "additional paid-in capital." During the years ended December 31, 2009 and December 31, 2008, RD Capital contributed an additional $0 and $0 to paid-in-capital. RD Capital does not expect to be repaid for its capital contributions to the Company.

During the year ended September 30, 2007, indebtedness of $36,480 to RD Capital was forgiven and reclassified as "paid-in capital."

NOTE 4 - LOAN PAYABLE

As of September 30, 2007, the Company owed $33,500 to LME Holdings Co., Ltd. During the year ended September 30, 2008, an additional $12,000 was loaned to the Company increasing the loan to $45,500. No additional loans were made during the period ended December 31, 2009. The loan reflected in the financial statements is interest free, uncollateralized and due on demand.

Per ASC Topic 835-30 "Interest on Receivables and Payable", an 8% interest rate has been imputed on the non-interest bearing loan payable due to LME Holdings Co., Ltd in the amount of $919 for the period ended December 31, 2009.

NOTE 5 - COMMON STOCK

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

During the years ended September 30, 2009 and 2008, RD Capital contributed $13,700 and $30,500, respectively. These funds were recorded as contributed capital.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

During the year ended September 30, 2007, the Company reclassified $10,110 from Accounts Payable to Commitments and Contingencies. The amount in question was from 2001 for work disputed by the Company and was not paid. The Company believes the time to collect the debt has now exceeded the statute of limitations for debt in Nevada and wrote off the debt on September 30, 2008.

NOTE 7 - SUBSEQUENT EVENTS

In accordance with FASB pronouncements regarding subsequent events, we have evaluated subsequent events through March 9, 2010, the date these financial statements are available to be issued. We believe there are no subsequent events required to be disclosed pursuant to this pronouncement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS.

                          FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

As used in this quarterly report, the terms "we", "us", "our", "our company" and "Blue Moon" mean Blue Moon Investments, Inc., unless otherwise indicated.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended December 31, 2009 which are included herein.

Three month summary ended December 31, 2009 and 2008

          THREE MONTHS ENDED
              DECEMBER 31

            2009       2008
	 ---------------------
Revenues $     Nil $       Nil
Expenses $   4,938 $     7,897
Net Loss $ (5,857) $   (8,815)


Expenses

Our expenses consist of selling and general and administrative expenses. For the three months ended December 31, 2009, total expenses were $4,938 while they were $7,897 for the three months ended December 31, 2008. The decrease in our total expenses is mainly due to a decrease in selling, general and administrative expenses.

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Capital Resources

Working Capital

                                At              At
                           December 31,   September 30,
                               2009            2009
			   ------------   ------------
Current assets             $        269   $        382
Current liabilities        $     58,065   $     52,321
			   ------------   ------------
Working capital deficiency $     57,796   $     51,939
			   ============	  ============

Cash Flows

                                          December 31,   December 31,
                                              2009           2008
					  ------------   ------------
Net Cash Used by Operating Activities     $       (113)   $    (4,930)
Net Cash Used in Investing Activities     $        Nil   $        Nil
Net Cash Provided by Financing Activities $        Nil   $        997
					  ------------   ------------
Net decrease in cash during period        $       (113)   $    (3,933)
					  ============   ============

We had cash in the amount of $269 as of December 31, 2009 as compared to $382 as of September 30, 2009. We had a working capital deficit of $57,796 as of December 31, 2009 compared to a working capital deficit of $51,939 as of September 30, 2009.

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

Product Research and Development

We do not anticipate that we will spend any significant monies on research and development over the twelve month period ending December 31, 2010.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve month period ending December 31, 2010.

Off-Balance Sheet Arrangements

As of December 31, 2009, we had no off-balance sheet arrangements, including any outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Our company does not engage in trading activities involving non-exchange traded contracts.

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

Accounting Method

Our company's financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Basic and Diluted Net Loss per Share

Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time they were outstanding. At December 31, 2009 and 2008, basic and diluted loss per share is the same, as there are no common stock equivalents outstanding.

Cash and Cash Equivalents

Our company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Concentration of Risk

Our company maintains its cash in primarily one business checking account, the funds of which are insured by the Federal Deposit Insurance Corporation.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009 the FASB established the Accounting Standards Codification ("Codification" or "ASC") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States ("GAAP"). Rules and interpretive releases of the Securities and Exchange Commission ("SEC") issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.

ASC Topic 855, "Subsequent Events", ASC Topic 810, "Accounting for Transfers of Financial Assets", ASC Topic 105 "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles- were recently issued. Above codifications have no current applicability to our company or their effect on the financial statements would not have been significant.

Accounting Standards Update ("ASU") ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU's No. 2009-2 through ASU No. 2010-03 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to our company or their effect on the financial statements would not have been significant.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller reporting", we are not required to provide tabular disclosure obligations.

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

As of December 31, 2009, the end of the period covered by this report, our president, chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principle accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president, chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Since September 19, 1997 (inception) through December 31, 2009, we have incurred a net loss of $209,084. We expect that we will incur losses at least until we complete a merger or other business combination with an operating business and perhaps after such a combination as well. There can be no assurance that we will complete a merger or other business combination with an operating business or that we will ever be profitable.

We face a number of risks associated with potential acquisitions that could harm our business, our strategy and our operating results in a material way.

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

BLUE MOON INVESTMENTS, INC.

/s/ David Ward
--------------
David Ward
President, Chief Executive Officer,
Chief Financial Officer and
Director
(Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer)

Date:  April 8, 2010