Form 10-Q
period 2010-03-31
BLUE MOON INVESTMENTS
filed 2010-06-23
CIK 1094376

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

 [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                 For the quarterly period ended March 31, 2010

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
      incorporation or organization)



	  SUITE 700, 1620 DICKSON AVENUE, KELOWNA, BRITISH COLUMBIA V1Y 9Y2
	  -----------------------------------------------------------------
    	  (Address of principal executive offices)               (Zip Code)



         Registrant's telephone number, including area code:  (250)868-8177


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

500,000 common shares issued and outstanding as of June 14, 2010.

                        PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

These financial statements have been prepared by Blue Moon Investments, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of our company as of March 31, 2010, and our results of operations, stockholders' deficit, and our cash flows for the interim period ended March 31, 2010. The results for these interim periods are not necessarily indicative of the results for the entire year.


BLUE MOON INVESTMENTS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS


                                                                     As of            	As of
                                                                     March 31,        	September 30,
                                                                     2010             	2009
                                                                     (Unaudited)      	(Audited)
								     -----------      	---------------
ASSETS

CURRENT ASSETS
      Cash							     $      157		$       382
								     -----------      	------------
            TOTAL CURRENT ASSETS                                            157                 382
								     -----------      	------------

TOTAL ASSETS							     $      157        	$       382
								     ===========	============



LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
      Accounts payable and accrued liabilities			     $   13,744       	$      6,821
      Indebtedness to related parties					 45,500               45,500
								     -----------      	------------

            TOTAL CURRENT LIABILITIES                                    59,244               52,321
								     -----------      	------------

TOTAL LIABILITIES                                                        59,244               52,321
								     ===========	============

STOCKHOLDERS' DEFICIT
      Common stock, 100,000,000 shares authorized; $0.0001
                    Par value; 500,000shares issued and outstanding          50                  50
      Additional paid-in capital				        152,169     	    151,238
      Accumulated deficit during development stage		       (211,306)	   (203,227)
								     -----------      	------------

            TOTAL STOCKHOLDERS' DEFICIT                                 (59,087)            (51,939)
								     -----------      	------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                            	$   157        	$       382
								     ===========	============


BLUE MOON INVESTMENTS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS

                                                                                                           	From Inception
                                                                                                           	(September 19,
                                                 Three Months   Three Months   	Six Months    	Six Months    	1997)
                                                 Ended          Ended          	Ended         	Ended         	Through
                                                 March 31,      March 31,      	March 31,     	March 31,     	March 31,
                                                 2010           2009           	2010          	2009          	2010
                                                 (unaudited)    (unaudited)    	(unaudited)   	(unaudited)   	(unaudited)
						-------------	-----------	-----------	-----------	--------------


REVENUES                                     	$       - 	$      -       	$       -      	$        -     	$          -
						-------------	-----------	-----------	-----------	--------------

EXPENSES
  Selling, general and administrative expenses	    1,325	   4,040	    6,263 	    11,937	     169,310
  Mineral property investigation                        -              -               -                 -            12,018
  Offering costs                                        -              -               -                 -            31,406
						-------------	-----------	-----------	-----------	--------------
   TOTAL EXPENSES                                   1,325          4,040           6,263            11,937           212,734
						-------------	-----------	-----------	-----------	--------------


LOSS FROM OPERATIONS                               (1,325)        (4,040)         (6,263)          (11,937)         (212,734)
						-------------	-----------	-----------	-----------	--------------

OTHER INCOME/(EXPENSE)
  Interest expense                                  (897)          (898)          (1,816)           (1,816)           (8,770)
  Gain on forgiveness of debt                          -              -               -                  -            10,198
						-------------	-----------	-----------	-----------	--------------

TOTAL OTHER INCOME/(EXPENSE)                        (897)          (898)          (1,816)           (1,816)            1,428


NET LOSS                                      	$  (2,222) 	$ (4,938)    	$ (8,079)   	$  (13,753)   	$   (211,306)
						=============	===========	===========	===========	==============

NET LOSS PER COMMON SHARE,
  BASIC                                		$   (0.00)	$  (0.01)	$  (0.02)	$   (0.03)
						=============	===========	===========	===========

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
  BASIC                          		   500,000	  500,000	  500,000	   500,000
						=============	===========	===========	===========


BLUE MOON INVESTMENTS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS

                                                                                                               		From
                                                                                                               		Inception
									Six Months    		Six Months    		(September 19,
									Ended         		Ended         		1997)
									March 31,     		March 31,     		through
									2010          		2009          		March 31,
									(unaudited)   		(unaudited)	 	2010
									------------		-----------		-----------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                       			$    (8,079)   		$  (13,753)   		$ (211,306)

     Adjustments to reconcile net loss to
	net cash used in operating activities:
                 Loss incurred on offering costs                       		  -             	 -           	    31,406
                 Gain on forgiveness of debt                           		  -             	 -          	   (10,198)

CHANGES IN OPERATING ASSETS AND LIABILITIES
                 Increase in other assets                           				      (590)                      -
                 Increase   in  accounts  payable  and  accrued      	      6,923         	     1,782         	    23,942
									------------		-----------		-----------
                                  liabilities
                 Net cash used by operating activities              	     (1,156)      	   (12,561)      	  (166,156)
									------------		-----------		-----------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
     Bank overdraft                    						  -                      -
     Common stock issued for services               				  -             	 -             	        50
     Payments for deferred offering costs      					  -             	 -          	   (31,406)
     Proceeds from related party advances              				  -             	 -          	   103,500
     Capital contributed by an affiliate              			        931          	     9,000         	    94,169
									------------		-----------		-----------
                 Net cash provided by financing activities  		        931          	     9,000        	   166,313
									------------		-----------		-----------

                 NET INCREASE (DECREASE) IN CASH    			       (225)        	    (3,561)         	       157

CASH, BEGINNING OF PERIOD                               		        382          	     3,933           		 -
									------------		-----------		-----------

CASH, END OF PERIOD                					$       157     	$      372     		$      157
									============		===========		===========

SUPPLEMENTAL CASH FLOW INFORMATION:
                     Interest paid   					$      -      		$        -      	$        8
									============		===========		===========

                     Income taxes paid       				$      -      		$        -      	$        -
									============		===========		===========

NON-CASH TRANSACTIONS:
                     Common stock issued for services  			$      -      		$        -      	$       50
									============		===========		===========

BLUE MOON INVESTMENTS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2010

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


In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2010 and the results of operations, statement of stockholders' deficit and cash flows presented herein have been included in the financial statements.


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

Basic and Diluted Net Loss per Share

Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time they were outstanding. At March 31, 2010 and 2009, basic and diluted loss per share is the same, as there are no common stock equivalents outstanding.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Concentration of Risk

The Company maintains its cash in primarily one business checking account, the funds of which are insured by the Federal Deposit Insurance Corporation.

BLUE MOON INVESTMENTS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2010

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

Fair Value of Financial Instruments

The Company's financial instruments as defined by ASC Topic 825, "Disclosures about Fair Value of Financial Instruments," may include cash, receivables, advances, accounts payable and accrued expenses. All such instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2010 and 2009.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has no revenues, minimal cash, and recurring losses since inception of $(211,306). These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management's plans are to engage in evaluating, structuring, and completing a merger with, or acquisition of, a privately owned corporation. These plans, if successful, will mitigate the factors which raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent upon continuing capital contributions from an affiliate to meet its obligations on a timely basis, consummating a business combination with an operating company, and ultimately attaining profitability. There is no assurance that the affiliate will continue to provide capital to the Company or that the Company can identify a target company and consummate a business combination. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

BLUE MOON INVESTMENTS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2010

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

RD Capital has assumed responsibility for funding the Company's limited operations. The Company accounts for such proceeds as contributed capital or as indebtedness to a related party. Through March 31, 2010, RD Capital has contributed a total of $152,169 as compared to $146,538 as at March 31, 2009 on behalf of the stockholders, which is included in the accompanying financial statements as "additional paid-in capital." During the periods ended March 31, 2010 and March 31, 2009, RD Capital contributed an additional $931 and $9,000 to paid-in-capital. RD Capital does not expect to be repaid for its capital contributions to the Company.

During the year ended September 30, 2007, indebtedness of $36,480 to RD Capital was forgiven and reclassified as "paid-in capital."


NOTE 4 - LOAN PAYABLE

As of September 30, 2009, the Company owed $45,500 to LME Holdings Co., Ltd. No additional loans were made during the period ended March 31, 2010. The loan reflected in the financial statements is interest free, uncollateralized and due on demand.

Per ASC Topic 835-30 "Interest on Receivables and Payable", an 8% interest rate has been imputed on the non-interest bearing loan payable due to LME Holdings Co., Ltd in the amount of $1816 for the period ended March 31, 2010. Accrued interest as at March 31, 2010 is $8,723 as compared to $5,083 at March 31, 2009.

BLUE MOON INVESTMENTS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2010

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

During the periods ended March 31, 2010 and March 31, 2009, RD Capital contributed an additional $931 and $9,000 to paid-in-capital.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended March 31, 2010 which are included herein.

Six months summary ended March 31, 2010 and 2009

             SIX MONTHS ENDED
                 MARCH 31

		  2010		  2009
		--------	---------
Revenues 	$   Nil 	$     -
Expenses 	$ 8,079 	$ 13,753
Net Loss 	$(8,079) 	$(13,753)


Expenses

Our expenses consist of selling and general and administrative and interest expenses. For the six months ended March 31, 2010, total selling and administrative expenses were $6,263 while they were $11,937 and interest expenses were $1,816 and $1,816 for the six months ended March 31, 2010 and 2009. The decrease in our total expenses is mainly due to a decrease in selling, general and administrative expenses.

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Capital Resources

Working Capital
                     		 At        	      At
                              March 31    	  September 30,
                                2010       	     2009
			   -------------	---------------
Current assets               $      157 	  $      382
Current liabilities          $   59,244 	  $   52,321
Working capital deficiency   $   59,087 	  $   51,939


Cash Flows

                                            	  March 31,    	  March 31,
                                               	    2010            2009
						------------	------------
Net Cash Used by Operating Activities     	  $  (1,156) 	  $ (12,561)
Net Cash Used in Investing Activities     	  $     Nil 	  $     Nil
Net Cash Provided by Financing Activities 	  $     931 	  $   9,000
Net decrease in cash during period        	  $    (225) 	  $  (3,561)


We had cash in the amount of $157 as of March 31, 2010 as compared to$382 as of September 30, 2009. We had a working capital deficit of $59,087 as of March 31, 2010 compared to a working capital deficit of $51,939 as of September 30, 2009.

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

Product Research and Development

We do not anticipate that we will spend any significant monies on research and development over the twelve month period ending March 31, 2011.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve month period ending March 31, 2011.

Off-Balance Sheet Arrangements

As of March 31, 2010, we had no off-balance sheet arrangements, including any outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Our company does not engage in trading activities involving non-exchange traded contracts.

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

Basic and Diluted Net Loss per Share

Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time they were outstanding. At March 31, 2010 and 2009, basic and diluted loss per share is the same, as there are no common stock equivalents outstanding.

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

As of March 31, 2010, the end of the period covered by this report, our president, chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principle accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president, chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Since September 19, 1997 (inception) through March 31, 2010, we have incurred a net loss of $211,306. We expect that we will incur losses at least until we complete a merger or other business combination with an operating business and perhaps after such a combination as well. There can be no assurance that we will complete a merger or other business combination with an operating business or that we will ever be profitable.

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
NUMBER

(3)    ARTICLES OF INCORPORATION AND BYLAWS
3.1    Articles of  Incorporation  (incorporated  by  reference  from our Registration Statement on Form 10-SB filed on January 19,
       2000).
3.2    Amendment to Articles of Incorporation (incorporated by reference  from  our  Registration  Statement on Form 10-SB filed on
       January 19, 2000).
3.3    By-laws (incorporated by reference from our Registration Statement on Form 10-SB filed on January 19, 2001).
(4)    INSTRUMENTS DEFINING RIGHTS OF SECURITY HOLDERS, INCLUDING DEBENTURES
4.1    Specimen Informational Statement (incorporated by reference from our Registration Statement on  Form  10-SB filed on January
       19, 2000).
(31)   SECTION 302 CERTIFICATIONS
31.1*  Section 302 Certification of David Ward
(32)   SECTION 906 CERTIFICATION
32.1*  Section 906 Certification of David Ward
(99)   ADDITIONAL EXHIBITS
99.1   Form  of  Lockup  Agreement (incorporated by reference from our Registration Statement on Form 10-SB filed  on  January  19,
       2000).
* filed herewith

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


BLUE MOON INVESTMENTS, INC.


/s/ David Ward
---------------
President, Chief Executive Officer, Chief Financial Officer
and Director
(Principal Executive Officer,   Principal Financial Officer
and Principal Accounting Officer)

Date:  June  23, 2010