Form 10-Q
period 2010-06-30
BLUE MOON INVESTMENTS
filed 2010-08-16
CIK 1094376

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

 [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                 For the quarterly period ended June 30, 2010

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

500,000 common shares issued and outstanding as of August 6, 2010.

                        PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

These financial statements have been prepared by Blue Moon Investments, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of our company as of June 30, 2010, and our results of operations, and our cash flows for the interim period ended June 30, 2010. The results for these interim periods are not necessarily indicative of the results for the entire year.


BLUE MOON INVESTMENTS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS

                                                                            As of         As of
                                                                            June 30       September 30,
                                                                            2010          2009
                                                                            (Unaudited)   (Audited)
									    -----------	  -------------
ASSETS

CURRENT ASSETS
       Cash                                                                 $       157   $       382
									    -----------	  -------------
            TOTAL CURRENT ASSETS                                                    157           382
									    -----------	  -------------
TOTAL ASSETS                                                                $       157   $       382
									    ===========	  =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
       Accounts payable and accrued liabilities                             $    10,205   $     6,821
       Indebtedness to related parties                                           45,500        45,500
									    -----------	  -------------


            TOTAL CURRENT LIABILITIES                                            55,705        52,321
									    -----------	  -------------

TOTAL LIABILITIES                                                                55,705        52,321
									    ===========	  =============


STOCKHOLDERS' DEFICIT
       Common stock, 100,000,000 shares authorized; $0.0001
                          Par value; 500,000 shares issued and outstanding           50            50
       Additional paid-in capital                                               159,258       151,238
       Accumulated deficit during development stage                            (214,856)     (203,227)
									    -----------	  -------------

            TOTAL STOCKHOLDERS' DEFICIT                                         (55,548)      (51,939)
									    -----------	  -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                  $      157   $       382
									    ===========	  =============


BLUE MOON INVESTMENTS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS


                                                                                                           From Inception
                                                                                                           (September 19,
                                                 Three Months   Three Months   Nine Months   Nine Months   1997)
                                                 Ended          Ended          Ended         Ended         Through
                                                 June 30        June 30        June 30       June 30,      June 30
                                                 2010           2009           2010          2009          2010
						 (unaudited)	(unaudited)    (unaudited)   (unaudited)   (unaudited)
						------------    -----------    -----------   -----------   --------------


REVENUES					$         -     $  -           $        -    $        -    $           -
						------------    -----------    -----------   -----------   --------------

EXPENSES
  Selling, general and administrative expenses	      2,643          2,529          8,906        14,466          171,953
  Mineral property investigation		          -              -              -             -           12,018
  Offering costs				          -              -              -             -           31,406
						------------    -----------    -----------   -----------   --------------
   TOTAL EXPENSES                                     2,643          2,529          8,906        14,466          215,377
						------------    -----------    -----------   -----------   --------------

LOSS FROM OPERATIONS                                 (2,643)        (2,529)        (8,906)      (14,466)        (215,377)
						------------    -----------    -----------   -----------   --------------

OTHER INCOME/(EXPENSE)
  Interest expense                                     (907)          (908)        (2,723)       (2,724)          (9,677)
  Gain on forgiveness of debt                             -              -              -             -           10,198
						------------    -----------    -----------   -----------   --------------
TOTAL OTHER INCOME/(EXPENSE)                           (907)          (908)        (2,723)       (2,724)             521
						------------    -----------    -----------   -----------   --------------


NET LOSS                                        $    (3,550)    $   (3,437)    $  (11,629)   $  (17,190)   $    (214,856)
						============    ===========    ===========   ===========   ==============

NET LOSS PER COMMON SHARE,
  BASIC                                         $     (0.00)    $    (0.01)    $    (0.02)     $  (0.03)
						============    ===========    ===========   ===========

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
  BASIC                                             500,000        500,000        500,000       500,000
						============    ===========    ===========   ===========

BLUE MOON INVESTMENTS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS



                                                        	Nine Months 	Nine Months	From Inception
                                                        	Ended       	Ended		(September 19, 1997)
                                                        	June 30     	June 30		Through
                                                        	2010        	2009		June 30, 2010
                                                        	(unaudited) 	(unaudited)
								-----------	-----------	---------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss          					$(11,629)	$(17,190)	$(214,856)
      Adjustments to reconcile net loss
      to net cash used in operating activities:
              Loss incurred on offering costs			       -               -           31,406
              Gain on forgiveness of debt           		       -               -          (10,198)

CHANGES IN OPERATING ASSETS AND LIABILITIES
              Increase in accounts payable and			   3,384          2,958            20,403
								---------	---------	----------
              accrued liabilities
              Net cash used by operating activities		  (8,245)        (14,232)        (173,245)
								---------	---------	----------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
      Bank overdraft                                         	       -                                -
      Common stock issued for services                       	       -               -               50
      Payments for deferred offering costs                   	       -               -          (31,406)
      Proceeds from related party advances                   	       -               -          103,500
      Capital contributed by an affiliate 			   8,020          11,000          101,258
								---------	---------	----------
              Net cash provided by financing activities		   8,020          11,000          173,402
								---------	---------	----------

                          NET INCREASE (DECREASE) IN CASH    	    (225)         (3,232)            157

CASH, BEGINNING OF PERIOD                                     	     382           3,933               -
								---------	---------	----------

CASH, END OF PERIOD                                        	$    157     	$    701     	$     157
								=========	=========	==========
								---------	---------	----------

SUPPLEMENTAL CASH FLOW INFORMATION:
		Interest paid                   		$      -       	$      -       	$       8
								=========	=========	==========
		Income taxes paid               		$      -       	$      -       	$       -
								=========	=========	==========

NON-CASH TRANSACTIONS:
		Common stock issued for services		$      -       	$      -       	$      50
								=========	=========	==========



BLUE MOON INVESTMENTS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2010

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


In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2010 and the results of operations, and cash flows presented herein have been included in the financial statements.


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

Basic and Diluted Net Loss per Share

Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time they were outstanding. At June 30, 2010 and 2009, basic and diluted loss per share is the same, as there are no common stock equivalents outstanding.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Concentration of Risk

The Company maintains its cash in primarily one business checking account, the funds of which are insured by the Federal Deposit Insurance Corporation.

BLUE MOON INVESTMENTS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2010

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

Fair Value of Financial Instruments

The Company's financial instruments as defined by ASC Topic 825, "Disclosures about Fair Value of Financial Instruments," may include cash, receivables, advances, accounts payable and accrued expenses. All such instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2010 and September 30, 2009.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has no revenues, minimal cash, and recurring losses since inception of $(214,856). These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management's plans are to engage in evaluating, structuring, and completing a merger with, or acquisition of, a privately owned corporation. These plans, if successful, will mitigate the factors which raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent upon continuing capital contributions from an affiliate to meet its obligations on a timely basis, consummating a business combination with an operating company, and ultimately attaining profitability. There is no assurance that the affiliate will continue to provide capital to the Company or that the Company can identify a target company and consummate a business combination. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

BLUE MOON INVESTMENTS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2010


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

RD Capital has assumed responsibility for funding the Company's limited operations. The Company accounts for such proceeds as contributed capital or as indebtedness to a related party. Through June 30, 2010, RD Capital has contributed a total of $159,258 as compared to $151,238 as at September 30, 2009 on behalf of the stockholders, which is included in the accompanying financial statements as "additional paid-in capital." During the periods ended June 30, 2010 and June 30, 2009, RD Capital contributed an additional 8,020 and 11,000 to paid-in-capital. RD Capital does not expect to be repaid for its capital contributions to the Company.

During the year ended September 30, 2007, indebtedness of $36,480 to RD Capital was forgiven and reclassified as "paid-in capital."


NOTE 4 - LOAN PAYABLE

As of September 30, 2009, the Company owed $45,500 to LME Holdings Co., Ltd. No additional loans were made during the period ended June 30, 2010. The loan reflected in the financial statements is interest free, uncollateralized and due on demand.

Per ASC Topic 835-30 "Interest on Receivables and Payable", an 8% interest rate has been imputed on the non-interest bearing loan payable due to LME Holdings Co., Ltd in the amount of $ 2,723 for the period ended June 30 2010. Accrued interest as at June 30, 2010 is $9,631 as compared to $5,991 at June 30, 2009.


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

During the periods ended   June  30,  2010  and   June  30,  2009,  RD  Capital
contributed an additional  $8,020 and $ 11,000 to paid-in-capital.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended June 30, 2010 which are included herein.

Nine months summary ended  June 30, 2010 and 2009


              		NINE MONTHS ENDED JUNE 30
			   2010		   2009
			---------	---------
Revenues 		$    Nil   	$     -
Expenses 		$ 11,629   	$ 17,190
Net Loss 		$(11,629) 	$(17,190)


Expenses

Our expenses consist of selling and general and administrative and interest expenses. For the nine months ended June 30, 2010, total selling and administrative expenses were $8,906 while they were $14,466 and interest expenses were $2,723 and $2,724 for the nine months ended June 30, 2010 and 2009. The decrease in our total expenses is mainly due to a decrease in selling, general and administrative expenses.

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Capital Resources

Working Capital
                                At		AT
                               	June 30,	September 30,
				2010		2009
				--------	-------------
Current assets             	$   157  	$   382
Current liabilities        	$55,705 	$52,321
Working capital deficiency 	$55,548 	$51,939


Cash Flows

						June 30,	June 30,
						2010		2009
Net Cash Used by Operating Activities     	$(8,245) 	$(14,232)
Net Cash Used in Investing Activities     	$   Nil 	$    Nil
Net Cash Provided by Financing Activities 	$ 8,020 	$ 11,000
Net decrease in cash during period        	$  (225) 	$ (3,232)



We had cash in the amount of $157 as of June 30, 2010 as compared to$382 as of September 30, 2009. We had a working capital deficit of $ 55,548 as of June 30, 2010 compared to a working capital deficit of $51,939 as of September 30, 2009.

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

Product Research and Development

We do not anticipate that we will spend any significant monies on research and development over the twelve month period ending June 30, 2011.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve month period ending June 30, 2011.

Off-Balance Sheet Arrangements

As of June 30, 2010, we had no off-balance sheet arrangements, including any outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Our company does not engage in trading activities involving non-exchange traded contracts.

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

Basic and Diluted Net Loss per Share

Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time they were outstanding. At June 30, 2010 and 2009, basic and diluted loss per share is the same, as there are no common stock equivalents outstanding.

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

As of June 30, 2010, the end of the period covered by this report, our president, chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principle accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president, chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Since September 19, 1997 (inception) through June 30, 2010, we have incurred an accumulated deficit of $214,856. We expect that we will incur losses at least until we complete a merger or other business combination with an operating business and perhaps after such a combination as well. There can be no assurance that we will complete a merger or other business combination with an operating business or that we will ever be profitable.

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

Date:   August  16, 2010